Form 10-Q
period 2021-03-31
Landcadia Holdings IV, Inc.
filed 2021-05-14
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

Landcadia Holdings IV, Inc.

(Exact name of registrant as specified in its charter)

001-40283

(Commission File Number)

Delaware	86-1889525
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1510 West Loop South, Houston, Texas 77027

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 713-850-1010

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	LCAHU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	LCA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	LCAHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of May 12, 2021, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

			Page
Part I.	Financial Information
	Item 1.	Financial Statements
		Balance Sheets as of March 31, 2021 and December 31, 2020	1
		Statements of Operations for the three months ended March 31, 2021 and for the period from (August 13, 2020 (inception) through December 31, 2020	2
		Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and for the period from (August 13, 2020 (inception) through December 31, 2020	3
		Statements of Cash Flows for the three months ended March 31, 2021 and for the period from (August 13, 2020 (inception) through December 31, 2020	4
		Notes to Financial Statements	5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
	Item 4.	Controls and Procedures	18
Part II.	Other Information
	Item 1.	Legal Proceedings	19
	Item 1A.	Risk Factors	19
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3.	Defaults Upon Senior Securities	21
	Item 4.	Mine Safety Disclosures	21
	Item 5.	Other Information	21
	Item 6.	Exhibits	22

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Landcadia Holdings IV, inc.

Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$2,500,000	$-
Prepaid expenses	1,683,416	-
Total current assets	4,183,416	-

Cash and marketable securities held in trust account	500,000,000	-
Total assets	$504,183,416	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,319,311	$-
Notes payable, affiliates	197,315	-
Total current liabilities	2,516,626	-

Deferred underwriting commissions	17,500,000	-
Warrant derivative liability	33,000,000	-
Total liabilities	$53,016,626	$-
Commitments	-	-

Class A common stock subject to possible redemption,44,616,678 shares at redemption value of $10.00	$446,166,780	$-

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, 5,383,322 shares issued and outstanding (excluding 44,616,678 shares subject to possible redemption)	538	-
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	719
Additional paid-in capital	5,962,789	281
Accumulated deficit	(953,567)	-
Subscription notes receivable, affiliates	(11,000)	(1,000)
Total stockholders' equity	5,000,010	-
Total liabilities and stockholders' equity	$504,183,416	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Operations

	Three months ended	For the period from August 13, 2020 (inception) through
	March 31, 2021	December 31, 2020
	(unaudited)
Expenses:
General and administrative expenses	$1,286,900	$-
Loss from operations	(1,286,900)	-
Other income (expense):
Change in fair value of warrant derivative liability	333,333	-
Total income (expense)	333,333

Loss before taxes	(953,567)	-
Tax benefit (provision)	-	-

Net Loss	$(953,567)	$-

Basic and diluted loss per share:
Net loss per share	$(0.07)	$-
Basic and diluted weighted average number of shares outstanding	14,354,255	6,250,000

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of CHANGES IN STOCKHOLDERS’ EQUITY

	Class A common stock		Class B common stock		Additional paid-in	Accumulated	Subscription note receivable,
	Shares	Amount	Shares	Amount	capital	deficit	affiliates	Total
Balance, August 13, 2020 (inception)	-	$-	-	$-	$-	$-	$-	$-
Class B shares issued	-	-	7,187,500	719	281	-	(1,000)	-
Balance, December 31, 2020	-	-	7,187,500	719	281	-	(1,000)	-
Class B shares issued	-	-	7,187,500	719	9,281	-	(10,000)	-
Excess cash received over fair value of sponsor warrants	-	-	-	-	1,333,334	-	-	1,333,334
Class A shares issued, less fair value of public warrants	50,000,000	5,000	-	-	477,828,333	-	-	477,833,333
Underwriters commissions and offering costs	-	-	-	-	(27,046,310)	-	-	(27,046,310)
Class A shares subject to redemption	(44,616,678)	(4,462)	-	-	(446,162,318)	-	-	(446,166,780)
Shares forfeited	-	-	(1,875,000)	(188)	188	-	-	-
Net loss	-	-	-	-	-	(953,567)	-	(953,567)
Balance, March 31, 2021 (unaudited)	5,383,322	$538	12,500,000	$1,250	$5,962,789	$(953,567)	$(11,000)	$5,000,010

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Cash Flows

	Three months ended March 31,	For the period from August 13, 2020 (inception) through
	2021	December 31, 2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(953,567)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant derivative liability	(333,333)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(1,683,416)	-
Increase (decrease) in accounts payable and accrued liabilities	1,716,626	-
Net cash used in operating activities	(1,253,690)	-

Cash flows from investing activities:
Cash deposited in trust account	(500,000,000)	-
Net cash used in investing activities	(500,000,000)	-

Cash flows from financing activities:
Proceeds from public offering	500,000,000	-
Proceeds from sale of private placement warrants	12,500,000	-
Payment for underwriting discounts	(8,746,310)	-
Net cash provided by financing activities	503,753,690	-

Net increase (decrease) in cash and cash equivalents	2,500,000	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$2,500,000	$-

Supplemental schedule of non-cash financing activities:
Issuance of Common stock to sponsor	$(10,000)	$(1,000)
Change in value of common shares subject to possible conversion	$308,689	$-
Initial classification of common shares subject to possible conversion	$445,858,091	$-
Deferred underwriting commissions	$17,500,000	$-
Initial warrant derivative liability	$33,333,333	$-
Offering costs included in Accrued liabilities	$602,685	$-
Offering costs included in Notes payable, affiliates	$197,315	$-

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Notes to Financial Statements

1.	Nature of Business and Subsequent Event

Business

Landcadia Holdings IV, Inc., (the “Company,” “we,” “us” or “our”), was formed as JFG Holding I LLC, a Delaware limited liability company on August 13, 2020 and converted into a Delaware corporation on January 28, 2021. We consummated an initial public offering (“Public Offering”) on March 29, 2021.

The Company has not had any significant operations to date. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not yet identified a Business Combination for these purposes. There is no assurance that its plans to consummate a Business Combination will be successful or successful within the target business acquisition period.

All activity through March 31, 2021 relates to the Company’s formation and Public Offering, which is described below.

Sponsors

The Company’s sponsors are TJF, LLC (“TJF”) and Jefferies Financial Group Inc. (“JFG” and together with TJF, the “Sponsors”). TJF is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Financing

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and a $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”), see Notes 5 and 6. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2021. The Company consummated the Public Offering of 50,000,000 units (the “Units”) at $10.00 per Unit on March 29, 2021, generating gross proceeds of $500,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,500,000. Upon the closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Trust Account

The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering); or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering, subject to applicable law.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one initial Business Combination having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their shares of Class B common stock, par value $0.0001 per share, of the Company (“Founder Shares”) and Public Shares held by them in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by March 29, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

The Company, after signing a definitive agreement for the Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the Trust Account and not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering, without the Company’s prior consent.

The Public Shares have been recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per Public Share ($500,000,000 held in the Trust Account divided by 50,000,000 Public Shares). See Note 4 for further information.

The Company will have until March 29, 2023, to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its Business Combination by March 29, 2023; however, the Sponsors, officers and directors are entitled to liquidating distributions from the Trust Account with respect to Public Shares held by them if the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Public Offering price per Unit in the Public Offering.

Pursuant to the letter agreement referenced above, the Sponsors, officers and directors agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, such parties will vote their Founder Shares and any Public Shares in favor of the Business Combination.

Subsequent Events

We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, other than those included herein.

Fiscal Year End

The Company has a December 31 fiscal year-end.

Liquidity and Management’s Plan

Prior to the completion of the Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date this financial statement is issued and therefore substantial doubt has been alleviated.

2.	Restatement of Previously Issued Financial Statements

The consolidated balance sheet as of March 29, 2021, included in the 8-K, filed April 2, 2021, has been restated to reflect the fair value of our warrant derivative liability, which was initially recorded as a component of equity. The following table summarizes the effect of the restatement on each financial statement line item, as indicated:

	As previously reported	Adjustment	As restated
Balance Sheet as of March 29, 2021
Warrant derivative liability	$-	$33, 333,333	$33,333,333
Total liabilities	19,996,626	33,333,333	53,329,959
Class A common stock subject to possible redemption	479,191,424	(33,333,333)	445,858,091
Class A commmon stock	208	333	541
Additional paid-in capital	5,017,930	1,253,357	6,271,287
Accumulated deficit	(8,566)	(1,253,690)	(1,262,256)

3.	Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for these periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year period.

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (as amended, the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash consists of proceeds from the Public Offering and Private Placement held outside of the Trust Account and may be used to pay for business, legal and accounting due diligence for the Business Combination and continuing general and administrative expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts with a financial institution which may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and the Company believes that it is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period. Our financial instruments that are subject to fair value measurements consist of cash and marketable securities held in trust and warrant derivative liability. The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments. See Note 8 for further information.

Prepaid Expenses

Prepaid expenses of $1,683,416 consist of premiums for directors and officers insurance. These premiums will amortized over the 2-year term of the agreement.

Offering Costs

Total offering costs were $800,000 and consisted of legal, accounting, and other costs incurred in connection with the formation and preparation of the Public Offering. Underwriting commissions for the Public Offering were $27,500,000, of which $17,500,000 have been deferred until the completion of the Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated a portion of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Public Offering.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $2,319,311 as of March 31, 2021, and primarily consist offering costs related to the Business Combination and directors and officers insurance premiums.

Warrant Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 4. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three months ended March 31, 2021 , the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Further, in accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 4 for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

Three months ended March 31,
2021
Numerator:
Net loss - basic and diluted	$(953,567)
Less: Income attributable to common stock subject to possible redemption	-
Net loss available to common shares	$(953,567)

Demoninator:
Weighted average number of shares – basic and diluted	14,354,255

Basic and diluted loss available to common shares	$(0.07)

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The effective tax rate was 21.0% for all periods presented. The Company recorded a deferred tax benefit of $6,974 on the Net Operating Loss in the three months ended March 31, 2021. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2021, the change in the valuation allowance was $6,974 which resulted in no income tax expense (benefit) for this period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

4.	Stockholders’ Equity

On August 13, 2020, JFG purchased a 100% of the membership interest in the Company for $1,000. On January 28, 2021 we converted the Company from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are Preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of March 31, 2021, JFG and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.0001 per share.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Redemption Shares will be affected by charges against additional paid-in capital.

At March 31, 2021 there were 50,000,000 Public Shares, of which 44,616,678 were classified as Redeemable Shares, classified outside of permanent equity, and 5,383,322 classified as Class A common stock.

For further information on the Founder Shares, see Note 6.

5.	Public Offering

Public Units

In the Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit (the “Public Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act no later than 15 business days following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to use its best efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds a certain dollar value per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Underwriting Commissions

The Company paid an underwriting discount of $10,000,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on March 29, 2021, with an additional fee (“Deferred Discount”) of $17,500,000 ($0.35 per Unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. See Note 6 for further information on underwriting commissions.

6.	Commitments and Related Party Transactions

Founder Shares

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions and the holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the Business Combination. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. The Sponsors collectively own 20% of the Company’s issued and outstanding shares after the Public Offering. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option.

The holders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock Up Period”).

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of all shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers or directors upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account.

Each Sponsor Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless.

Registration Rights

The holders of the Founder Shares, Sponsor Warrants, shares of Class A common stock issuable upon conversion of the Founder Shares, Sponsor Warrants or working capital loans will be entitled to registration rights. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years; respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Commissions

Jefferies LLC is the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 50.0% of the Founder Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering, and will receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. See Note 5 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation.

Directors’ Payments

We expect to pay $100,000 to each of our independent directors at the closing of a Business Combination for services rendered as board members prior to the completion of a Business Combination.

Sponsors’ Indemnification of the Trust Accounts

The Sponsors have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third party claims.

Sponsor Loans

On February 5, 2021 the Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans will be payable without interest on the earlier of December 31, 2021 or the completion of the Public Offering. These loans of $197,315 were repaid in full in April 2021.

In addition, the Sponsors will not be prohibited from loaning the Company funds in order to finance transaction costs in connection with the Business Combination. On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to the Sponsors, pursuant to which the Company may borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 or (ii) the effective date of Business Combination (the “Maturity Date”). The Sponsors will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company's Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. See Note 5 for the terms of the warrants. As of May 10, 2021, the Company borrowed $150,000 from each Sponsor, or $300,000 in the aggregate, under the Convertible Notes.

7.	Derivative Financial Instruments

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Public Units at a price of $10.00 per Unit. Each Public Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. As of March 31, 2021, 16,666,667 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds a certain dollar value per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

As of March 29, 2021, the initial value of our Public Warrants and Sponsor Warrants were $22,166,667 and $11,166,666, respectively. As of March 31, 2021, the value of our Public Warrants and Sponsor Warrants were $22,000,000 and $11,000,000, respectively. For the three months ended March 31, 2021, we recorded a gain related to the change in fair value of warrant derivative liability of $333,333 in other income and expense on our statement of operations.

For further information on our warrants, see Notes 5 and 6.

8.	Fair Value Measurements

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Management determined that the fair value of each Sponsor Warrant is the similar to that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, at March 31, 2021 the Public Warrants and Sponsor Warrants are classified as Level 3 financial instrument.

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$500,000,000	$-	$-	$500,000,000

Warrant derivative liability
Public Warrants	$-	$-	$22,000,000	$22,000,000
Sponsor Warrants	-	-	11,000,000	11,000,000
Total Warrant derivative liability	$-	$-	$33,000,000	$33,000,000

The following is a summary of changes in fair value of our warrant derivative liability categorized within the Level 3 hierarchy as of March 31, 2021;

March 31, 2021
Initial valuation of warrant liability	$33,333,333
Gain on derivative liability	(333,333)
Ending Balance	$33,000,000

Landcadia Holdings IV, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations of Landcadia Holdings IV, Inc. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s final prospectus for its initial public offering of units (the “Public Offering”) filed with the U.S. Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase reorganization or similar business combination with one or more businesses (“Business Combination”). Business Combination. We consummated the Public Offering on March 29, 2021. We intend to use the cash proceeds from our public offering and the private placement of warrants described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to raise capital or to complete our initial Business Combination will be successful.

The Company’s management team is led by Tilman Fertitta, our Co-Chairman and Chief Executive Officer, and Richard Handler, our Co-Chairman and President. Mr. Fertitta is the sole shareholder of TJF, LLC (“TJF”) and Mr. Handler is the Chief Executive Officer of Jefferies Financial Group Inc. (“JFG”), and its largest operating subsidiary, Jefferies Group LLC, a global investment banking firm. The Company’s sponsors are TJF and JFG (collectively, the “Sponsors”).

Liquidity and Capital Resources

On March 29, 2021 we consummated a $500,000,000 public offering consisting of 50,000,000 units at a price of $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, we consummated the $12,500,000 private placement (“Private Placement”) of an aggregate of 8,333,333 private placement warrants (“Sponsor Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 in proceeds (including $17,500,000 of deferred underwriting commissions) from the public offering and private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The remaining $12,500,000 held outside of trust was used to pay underwriting commissions of $10,000,000, loans to our Sponsors, and deferred offering and formation costs.

As of March 31, 2021, we had an unrestricted balance of $2,500,000 as well as cash and marketable securities held in the Trust Account of $500,000,000. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors have agreed to loan us funds as may be required in connection with the Business Combination. Up to $1,500,000 of these loans may be converted into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender and would be identical to the Sponsor Warrants.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and its Public Offering and search for a suitable Business Combination. We generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended March 31, 2021, we had a net loss of $953,567 related to $1,266,900 of general and administrative costs related the formation and the Company and on-going expenses as we search for a Business Combination and $20,000 in management fees, offset by a gain of $333,333 in the change in the fair value of the warrant derivative liability.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the Prospectus. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At March 31, 2021, there were 50,000,000 Public Shares, of which 44,616,678 were recorded as redeemable shares, classified outside of permanent equity, and 5,383,322 were classified as Class A common stock.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three months ending March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three months ended March 31, 2021, the Company reported loss available to common shareholders of $0.06.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or liquidation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in evaluating complex accounting issues, which resulted in a restatement as described below.

Restatement of Previously Issued Financial Statements

On May 13, 2021, we revised our prior position on accounting for warrants and restated our March 29, 2021 balance sheet to reclassify the Company’s warrant. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our March 29, 2021 balance sheet had not yet been identified. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Prospectus filed with the SEC on March 26, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 12,500,000 public warrants and 8,333,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited balance sheet as of March 29, 2021 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of and for the year ended March 29, 2021. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased a 100% of the membership interest in the Company for $1,000. On January 28, 2021 we converted the Company from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are Preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of March 31, 2021, JFG and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement. These securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each of our Sponsors is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

On March 29, 2021, we consummated the Public Offering of 50,000,000 Units. Each Unit consists of one share of Class A Common Stock and one-fourth of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $500,000,000. Jefferies LLC served as the sole book-running manager of the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-253100). The SEC declared the registration statement effective on March 24, 2021.

Following the closing of the Public Offering and the Private Placement, $500,000,000 was placed in the Trust Account, comprised of $490,000,000 of the proceeds from the Public Offering (which amount includes $17,500,000 of the underwriters’ deferred discount) and $10,000,000 of the proceeds of the Private Placement and paid $10,000,000 in underwriting discounts. There has been no material change in the planned use of proceeds from the public offering as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company may borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination, as defined below. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “Business Combination”) (such earlier date, the “Maturity Date”). TJF and JFG will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company's Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of May 10, 2021, the Company borrowed $150,000 from each of TJF and JFG, or $300,000 in the aggregate, under the Convertible Notes.

The foregoing description of the Convertible Notes does not purport to be complete and is qualified in its entirety by the provisions of the Convertible Notes, which are attached hereto as Exhibit 10.6 and Exhibit 10.7 and incorporated by reference herein.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 24, 2021, by and between the Company and Jefferies LLC, as representative of the several underwriters. (1)
3.1	Second Amended and Restated Certificate of Incorporation. (1)
3.2	By-laws (2)
4.1	Warrant Agreement, dated March 24 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Insider Letter, dated March 24, 2021, by and among the Company, its officers, its directors, TJF, LLC and Jefferies Financial Group Inc. (1)
10.2	Investment Management Trust Agreement, dated March 24, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated March 24, 2021, by and among the Company, TJF, LLC and Jefferies Financial Group Inc. (1)
10.4	Private Placement Warrants Purchase Agreement, dated March 24, 2021, by and among the Company, TJF, LLC and Jefferies Financial Group Inc. (1)
10.5	Administrative Support Agreement, dated March 24, 2021, by and among the Company and Fertitta Entertainment, Inc. (1)
10.6*	Convertible Promissory Note, dated May 10, 2021, issued to TJF, LLC.
10.7*	Convertible Promissory Note, dated May 10, 2021, issued to Jefferies Financial Group Inc.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 30, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the SEC on February 12, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDCADIA HOLDINGS IV, INC.

	By:	/s/ Tilman J. Fertitta
		Name:	Tilman J. Fertitta
		Title:	Chief Executive Officer (principal executive officer)

	By:	/s/ Richard H. Liem
		Name:	Richard H. Liem
		Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: May 14, 2021