Form 10-Q
period 2021-06-30
Landcadia Holdings IV, Inc.
filed 2021-08-16
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒Yes   ☐No

As of August 16, 2021, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$223,129	$—
Prepaid expenses	1,472,119	$—
Total current assets	1,695,248	—

Cash and marketable securities held in trust account	500,015,499	—
Deferred tax asset	—	—
Total assets	$501,710,747	$—

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$60,000	$—
Notes payable, affiliates	300,000	$—
Total current liabilities	360,000	—

Deferred underwriting commissions	17,500,000	—
Warrant derivative liability	22,083,333	—
Total liabilities	$39,943,333	$—
Commitments	—	—

Class A common stock subject to possible redemption, 45,676,740 shares at redemption value of $10.00 per share	$456,767,404	$—

Stockholders' Equity:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, 4,323,260 and 0 shares issued and outstanding, respectively (excluding 45,676,740 and 0 shares subject to possible redemption)	432	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 and 7,187,500 issued and outstanding, respectively	1,250	719
Additional paid-in capital	—	281
Retained earnings	4,998,328	—
Subscription notes receivable, affiliates	—	(1,000)
Total stockholders' equity	5,000,010	—
Total liabilities and stockholders' equity	$501,710,747	$—

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

	Three months	Six months
	ended	ended
	June 30, 2021	June 30, 2021
	(unaudited)	(unaudited)
Expenses:
General and administrative expenses	$31,242	$1,318,142
Loss from operations	(31,242)	(1,318,142)
Other income (expense):
Interest income	15,499	15,499
Gain (loss) on warrant derivative liability	10,916,667	11,250,000
Total income (expense)	10,932,166	11,265,499

Income before taxes	10,900,924	9,947,357
Tax benefit (provision)	—	—

Net income	$10,900,924	$9,947,357

Basic and diluted income per share:
Net income per share, Non-redeemable	$0.62	$0.62
Basic and diluted weighted average number of shares outstanding, Non-redeemable	17,533,851	15,952,837

Net income per share, Redeemable	$0.00	$0.00
Basic and diluted weighted average number of shares outstanding, Redeemable	44,966,149	44,877,349

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A common stock		Class B common stock		Additional	Retained earnings/	Subscription note
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	receivable, affiliates	Total
Balance, December 31, 2020	—	$—	7,187,500	$719	$281	$—	$(1,000)	$—
Class B shares issued	—	—	7,187,500	719	9,281	—	(10,000)	—
Excess cash received over fair value of sponsor warrants	—	—	—	—	1,333,334	—	—	1,333,334
Class A shares issued, less fair value of public warrants	50,000,000	5,000	—	—	477,828,333	—	—	477,833,333
Underwriters commissions and offering costs	—	—	—	—	(27,046,310)	—	—	(27,046,310)
Class A shares subject to redemption	(44,616,678)	(4,462)	—	—	(446,162,318)	—	—	(446,166,780)
Shares forfeited	—	—	(1,875,000)	(188)	188	—	—	—
Net loss	—	—	—	—	—	(953,567)	—	(953,567)
Balance, March 31, 2021 (unaudited)	5,383,322	$538	12,500,000	$1,250	$5,962,789	$(953,567)	$(11,000)	$5,000,010
Payment of affiliate note receivable	—	—	—	—	—	—	11,000	11,000
Class A shares subject to redemption	(1,060,062)	(106)	—	—	(5,651,489)	(4,949,029)	—	(10,600,624)
Underwriters commissions and offering costs	—	—	—	—	(311,300)	—	—	(311,300)
Net income	—	—	—	—	—	10,900,924	—	10,900,924
Balance, June 30, 2021 (unaudited)	4,323,260	$432	12,500,000	$1,250	$—	$4,998,328	$—	$5,000,010

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENT OF CASH FLOWS

Six months ended
June 30,
2021
(unaudited)
Cash flows from operating activities:
Net income	$9,947,357
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(15,499)
(Gain) loss on warrant derivative liability	(11,250,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(1,472,119)
Increase (decrease) in accounts payable and accrued liabilities	60,000
Net cash used in operating activities	(2,730,261)

Cash flows from investing activities:
Cash deposited in trust account	(500,000,000)
Net cash used in investing activities	(500,000,000)

Cash flows from financing activities:
Proceeds from public offering	500,000,000
Proceeds from sale of private placement warrants	12,500,000
Proceeds from affiliate notes payable	300,000
Payment for underwriting discounts	(9,057,610)
Payment of offering costs	(602,685)
Payment of offering costs in affiliate notes payable	(197,315)
Proceeds from stock subscriptions receivable, affiliates	11,000
Net cash provided by financing activities	502,953,390

Net increase (decrease) in cash and cash equivalents	223,129
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$223,129

Supplemental schedule of non-cash financing activities:
Change in value of common shares subject to possible conversion	$10,909,313
Initial classification of common shares subject to possible conversion	$445,858,091
Deferred underwriting commissions	$17,500,000
Initial warrant derivative liability	$33,333,333

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

All activity through June 30, 2021 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

Sponsors

The Company’s sponsors are TJF, LLC (“TJF”) and Jefferies Financial Group Inc. (“JFG” and together with TJF, the “Sponsors”). TJF is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Financing

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and a $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”), see Notes 5 and 6. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2021. The Company consummated the Public Offering of 50,000,000 units (the “Units”) at $10.00 per Unit on March 29, 2021, generating gross proceeds of $500,000,000. Each Unit consists of one share of the Company's Class A common stock, $0.0001 par value (the “Class A common stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,500,000. Upon the closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The underwriters did not exercise their option to purchase additional units.

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

The Public Shares have been recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per Public Share ($500,000,000 held in the Trust Account divided by 50,000,000 Public Shares). See Note 3 for further information.

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

2.     Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of equity instruments recorded as warrant derivative liabilities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash consists of proceeds from the Public Offering and Private Placement held outside of the Trust Account and loans made by Sponsors, and may be used to pay for business, legal and accounting due diligence for the Business Combination and continuing general and administrative expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts with a financial institution which may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and the Company believes that it is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period. Our financial instruments that are subject to fair value measurements consist of cash and marketable securities held in trust and warrant derivative liability. The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments. See Note 7 for further information.

Prepaid Expenses

Prepaid expenses of $1,472,119 consist of premiums for directors and officers’ insurance. These premiums will be amortized over the 2-year term of the agreement.

Offering Costs

Total offering costs were $800,000 and consisted of legal, accounting, and other costs incurred in connection with the formation and preparation of the Public Offering. Underwriting commissions for the Public Offering were $27,500,000, of which $17,500,000 have been deferred until the completion of the Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated $942,390 of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Public Offering.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $60,000 as of June 30, 2021, and primarily consist of Delaware franchise tax expenses.

Warrant Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Class A common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Income Per Common Share

Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per common share for the three and six months ended June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings, see Note 3. Diluted income per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ended June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Net Income	$—	$10,900,924	$—	$9,947,357

Basic and diluted weighted average number of shares	44,966,149	17,533,851	44,877,349	15,952,837
Basic and diluted earnings per share	$—	$0.62	$—	$0.62

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of June 30, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The effective tax rate was 21.0% for all periods presented. The Company recorded a deferred tax benefit of $75,653 in the six months ended June 30, 2021 associated with the loss from operations. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the six months ended June 30, 2021, the change in the valuation allowance was $75,653 which resulted in no income tax expense (benefit) for this period.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.     Stockholders’ Equity

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of June 30, 2021, JFG and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

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

At June 30, 2021 there were 50,000,000 Public Shares, of which 45,676,740 were classified as Redeemable Shares, classified outside of permanent equity, and 4,323,260 classified as Class A common stock.

For further information on the Founder Shares, see Note 5.

4.     Public Offering

Units

In the Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable warrant (each a “Public Warrant”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a post-effective amendment to the Public Offering registration statement or a new registration statement under the Securities Act no later than 15 business days following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors or their affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to an agreed table based on the redemption date and the “fair market value” of the shares of Class A common stock;
●	if, and only if, the last reported sale price (the “closing price”) of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Sponsor Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A common stock shall mean the volume weighted average price of the Class A common stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per warrant (subject to adjustment).

Underwriting Commissions

The Company paid an underwriting discount of $10,000,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on March 29, 2021, with an additional fee (“Deferred Discount”) of $17,500,000 ($0.35 per Unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. See Note 5 for further information on underwriting commissions.

5.     Commitments and Related Party Transactions

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

Each Sponsor Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees (except as set forth in Note 4 above in “- Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless.

Registration Rights

The Sponsors and their permitted transferees can demand that the Company register the resale of the Founder Shares, the Sponsor Warrants, the shares of Class A common stock issuable upon conversion of the Founder Shares and the exercise of Sponsor Warrants, the warrants that may be issued to them upon conversion of working capital loans and the shares of Class A common stock issuable upon exercise of such warrants. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years; respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Commissions

Jefferies LLC is the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 50.0% of the Founder Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering, and will receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $60,000 and $80,000 in the three and six months ended June 30, 2021, respectively.

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

Sponsor Loans

On February 5, 2021 the Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans were payable without interest on the earlier of December 31, 2021 or the completion of the Public Offering. These loans of $197,315 were repaid in full as of June 30, 2021.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to the Sponsors, pursuant to which the Company may borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 or (ii) the effective date of our Business Combination (the “Maturity Date”). The Sponsors will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company's Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. See Note 4 for the terms of the warrants. As of June 30, 2021, the Company borrowed $150,000 from each Sponsor, or $300,000 in the aggregate, under the Convertible Notes.

6.     Derivative Financial Instruments

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Class A common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. As of June 30, 2021, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

As of March 29, 2021, the initial value of our Public Warrants and Sponsor Warrants were $22,166,667 and $11,166,666, respectively. As of June 30, 2021, the value of our Public Warrants and Sponsor Warrants were $13,250,000 and $8,833,333, respectively. For the three and six months ended June 30, 2021, we recorded a gain related to the change in fair value of warrant derivative liability of $10,916,667 and $11,250,000, respectively, in other income and expense on our statement of operations.

For further information on our warrants, see Notes 4 and 5.

7.     Fair Value Measurements

Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability. Assets and liabilities measured at fair value are based on a market valuation approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As a basis for considering such assumptions, a three-tiered fair value hierarchy is established, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets that are observable, either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Public Warrants began separate trading on May 17, 2021 and as such have been classified as Level 1 financial instruments. Management determined that the fair value of each Sponsor Warrant is similar to that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Sponsor Warrants are classified as Level 2 financial instruments.

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$500,015,499	$—	$—	$500,015,499

Warrant derivative liability
Public Warrants	$13,250,000	$—	$—	$13,250,000
Sponsor Warrants	—	8,833,333	—	8,833,333
Total Warrant derivative liability	$13,250,000	$8,833,333	$—	$22,083,333

The following is a summary of changes in fair value of our warrant derivative liability categorized within the Level 3 hierarchy as of June 30, 2021:

June 30, 2021
Initial valuation of warrant liability	33,333,333
Gain on derivative liability	(333,333)
Ending Balance	$33,000,000
Transfer from Level 3 to Level 1	(22,000,000)
Transfer from Level 3 to Level 2	(11,000,000)
Ending Balance	$—

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s final prospectus for its initial public offering of units (the “Public Offering”) filed with the U.S. Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

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

Liquidity and Capital Resources

On March 29, 2021 we consummated a $500,000,000 public offering consisting of 50,000,000 units at a price of $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, we consummated the $12,500,000 private placement (“Private Placement”) of an aggregate of 8,333,333 private placement warrants (“Sponsor Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 in proceeds (including $17,500,000 of deferred underwriting commissions) from the public offering and private placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The remaining $12,500,000 held outside of trust was used to pay underwriting commissions of $10,000,000, loans to our Sponsors, and deferred offering and formation costs, and for working capital.

As of June 30, 2021, we had an unrestricted balance of $223,129 as well as cash and marketable securities held in the Trust Account of $500,015,499. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors have agreed to loan us up to $1,500,000, as may be required for ongoing business expenses and the Business Combination. The Sponsors will each have the option to convert any amounts outstanding under their respective convertible notes into warrants at a price of $1.50 per warrant and would be identical to the Sponsor Warrants.

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

For the three months ended June 30, 2021, we had a net income of $10,900,924 related to $282,542 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by a gain of $10,916,667 in the change in the fair value of the warrant derivative liability, a reduction of $311,300 in offering costs expensed and $15,499 in earnings on the Trust Account assets.

For the six months ended June 30, 2021, we had a net income of $9,947,357 related to $295,752 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination and $80,000 in management fees, and $942,390 in offering costs expensed, offset by a gain of $11,250,000 in the change in the fair value of the warrant derivative liability and $15,499 in earnings on the Trust Account assets.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Class A common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus filed by the Company with the SEC on March 26, 2021 (the “Prospectus”). In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At June 30, 2021, there were 50,000,000 Public Shares, of which 45,676,740 were recorded as redeemable shares, classified outside of permanent equity, and 4,323,260 were classified as Class A common stock.

Income per Common Share

Basic income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of income per common share for the three and six months ended June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. For the three and six months ended June 30, 2021, the Company reported income available to common shareholders of $0.62 and $0.62, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

As of June 30, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in disclosure controls over financial reporting related to evaluating complex accounting issues. Because of its inherent limitations, controls over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to include additional reviews of complex accounting issues and to increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Prospectus filed with the SEC on March 26, 2021 and those set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As a result, included on our consolidated balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG, through a subsidiary, purchased a 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of June 30, 2021, JFG and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company may borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination, as defined below. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JFG will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of May 10, 2021, the Company borrowed $150,000 from each of TJF and JFG, or $300,000 in the aggregate, under the Convertible Notes.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Convertible Promissory Note, dated May 10, 2021, issued to TJF, LLC.(1)
10.2	Convertible Promissory Note, dated May 10, 2021, issued to Jefferies Financial Group Inc.(1)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).
*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 filed with the SEC on May 14, 2021 and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDCADIA HOLDINGS IV, INC.

		By:	/s/ Tilman J. Fertitta
			Name:	Tilman J. Fertitta
			Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ Richard H. Liem
			Name:	Richard H. Liem
			Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated	August 16, 2021