Form 10-Q
period 2021-09-30
Landcadia Holdings IV, Inc.
filed 2021-11-22
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 22, 2021, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2021(unaudited) and December 31, 2020	1
	Unaudited Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 13, 2020 (inception) through September 30, 2020	2
	Unaudited Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from August 13, 2020 (inception) through September 30, 2020	3
	Unaudited Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 13, 2020 (inception) through September 30, 2020	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II.Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Current assets:
Cash	$113,902	$—
Prepaid expenses	1,258,499	—
Total current assets	1,372,401	—

Cash and marketable securities held in trust account	500,023,181	—
Total assets	$501,395,582	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$120,000	$—
Notes payable, affiliates	853,712	—
Total current liabilities	973,712	—

Deferred underwriting commissions	17,500,000	—
Warrant derivative liability	20,833,333	—
Total liabilities	$39,307,045	$—
Commitments	—	—

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of $10.00 per share	$500,000,000	$—

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 and 7,187,500 issued and outstanding,respectively	1,250	719
Additional paid-in capital	—	281
Accumulated deficit	(37,912,713)	—
Subscription notes receivable, affiliates	—	(1,000)
Total stockholders' deficit	(37,911,463)	—
Total liabilities and stockholders' deficit	$501,395,582	$—

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the period from
	Three months	Nine months	August 13, 2020
	ended	ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
Expenses:
General and administrative expenses	$936,559	$2,254,701	$—
Loss from operations	(936,559)	(2,254,701)	—
Other income (expense):
Interest income	7,682	23,181	—
Gain (loss) on warrant derivative liability	1,250,000	12,500,000	—
Total income (expense)	1,257,682	12,523,181

Income before taxes	321,123	10,268,480	—
Tax benefit (provision)	—	—	—

Net income	$321,123	$10,268,480	$—

Class B basic and diluted net income per share:
Net income per share	$0.01	$0.16	$—
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000	6,250,000

Class A basic and diluted net income per share:
Net income per share	$0.01	$0.16	$—
Basic and diluted weighted average number of shares outstanding	50,000,000	50,000,000	—

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B common stock		Additional		Subscription note
	Shares	Amount	paid-in capital	Accumulated deficit	receivable, affiliates	Total
Balance, August 13, 2020 (inception)	—	$—	$—	$—	$—	$—
Class B shares issued	7,187,500	719	281	—	(1,000)	—
Balance, September 30, 2020	7,187,500	719	281	—	(1,000)	—

	Class B common stock		Additional		Subscription note
	Shares	Amount	paid-in capital	Accumulated deficit	receivable, affiliates	Total
Balance, December 31, 2020	7,187,500	719	281	—	(1,000)	—
Class B shares issued	7,187,500	719	9,281	—	(10,000)	—
Excess cash received over fair value of sponsor warrants	—	—	1,333,334	—	—	1,333,334
Class A shares issued, less fair value of public warrants	—	—	477,833,333	—	—	477,833,333
Underwriters commissions and offering costs	—	—	(27,046,310)	—	—	(27,046,310)
Class A shares subject to redemption, As Restated(1)	—	—	(452,130,107)	(47,869,893)	—	(500,000,000)
Shares forfeited	(1,875,000)	(188)	188	—	—	—
Net loss	—	—	—	(953,567)	—	(953,567)
Balance, March 31, 2021, As Restated (unaudited)(1)	12,500,000	$1,250	$—	$(48,823,460)	$(11,000)	$(48,833,210)
Payment of affiliate note receivable	—	—	—	—	11,000	11,000
Class A shares subject to redemption, restated	—	—	311,300	(311,300)	—	—
Underwriters commissions and offering costs	—	—	(311,300)	—	—	(311,300)
Net income	—	—	—	10,900,924	—	10,900,924
Balance, June 30, 2021, As Restated (unaudited)(1)	12,500,000	$1,250	$—	$(38,233,836)	$—	$(38,232,586)
Class A shares subject to redemption	—	—	—	—	—	—
Underwriters commissions and offering costs	—	—	—	—	—	—
Net income	—	—	—	321,123	—	321,123
Balance, September 30, 2021 (unaudited)	12,500,000	$1,250	$—	$(37,912,713)	$—	$(37,911,463)

(1)As restated to reflect all Class A shares as redeemable. See Note 2.

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	Nine months ended	August 13, 2020
	September 30,	(inception) through
	2021	September 30, 2020
Cash flows from operating activities:
Net income	$10,268,480	$—
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(23,181)	—
(Gain) loss on warrant derivative liability	(12,500,000)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(1,258,499)	—
Increase (decrease) in accounts payable and accrued liabilities	120,000	—
Net cash used in operating activities	(3,393,200)	—

Cash flows from investing activities:
Cash deposited in trust account	(500,000,000)	—
Net cash used in investing activities	(500,000,000)	—

Cash flows from financing activities:
Proceeds from public offering	500,000,000	—
Proceeds from sale of private placement warrants	12,500,000	—
Proceeds from affiliate notes payable	853,712	—
Payment for underwriting discounts	(9,057,610)	—
Payment of offering costs	(602,685)	—
Payment of offering costs in affiliate notes payable	(197,315)	—
Proceeds from stock subscriptions receivable, affiliates	11,000	—
Net cash provided by financing activities	503,507,102	—

Net increase (decrease) in cash	113,902	—
Cash at beginning of period	—	—
Cash at end of period	$113,902	$—

Supplemental schedule of non-cash financing activities:
Issuance of Common stock to sponsor	$—	$(1,000)
Initial classification of common shares subject to possible conversion	$500,000,000	$—
Deferred underwriting commissions	$17,500,000	$—
Initial warrant derivative liability	$33,333,333	$—

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

All activity through September 30, 2021 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering); or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. As of September 30, 2021, total assets held in trust were $500,023,181.

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

2.    Restatement of Previously Issued Financial Statements

In connection with the preparation of the financial statements of Landcadia Holdings IV, Inc. (the “Company”) for the quarter ended September 30, 2021, the management of the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Public Shares, issued as part of the units sold in the Company’s Public Offering on March 29, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Charter. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit Public Shares and earnings per share.

The Company is restating the Company’s (i) previously issued audited balance sheet as of March 29, 2021 as previously restated in the Company’s Quarterly Report for the quarterly period ended March 31, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, to present all Class A common stock subject to possible redemption as temporary equity and to recognized accretion from the initial book value to redemption value at the time of its Public Offering. The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company's current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following table summarized the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated.

	As previously restated	Adjustment	As Restated
Balance Sheet as of March 29, 2021
Class A common stock subject to possible redemption	$445,858,091	$54,141,909	$500,000,000
Class A common stock	541	(541)	—
Additional paid-in capital	6,271,287	(6,271,287)	—
Accumulated deficit	(1,262,256)	(47,870,081)	(49,132,337)
Total stockholder's equity (deficit)	5,000,010	(54,141,909)	(49,141,899)

Balances as shown on Balance Sheet and Statement of Stockholders’ Equity as of March 31, 2021
Class A common stock subject to possible redemption	$446,166,780	$53,833,220	$500,000,000
Class A common stock	538	(538)	—
Additional paid-in capital	5,962,789	(5,962,789)	—
Accumulated deficit	(953,567)	(47,869,893)	(48,823,460)
Total stockholder's equity (deficit)	5,000,010	(53,833,220)	(48,833,210)
Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.02)
Basic and diluted weighted average number of shares outstanding	14,354,255	(1,854,255)	12,500,000

Balances as shown on Balance Sheet and Statement of Stockholders’ Equity as of June 30, 2021
Class A common stock subject to possible redemption, as of March 31, 2021	$446,166,780	$53,833,220	$500,000,000
Class A common stock subject to possible redemption, as of June 30, 2021	10,600,624	(10,600,624)	—
Class A common stock	432	(432)	—
Accumulated deficit	4,998,328	(43,232,164)	(38,233,836)
Total stockholder's equity (deficit)	5,000,010	(43,232,596)	(38,232,586)
Statement of Operations for the Three Months Ended June 30, 2021
Class B Basic and diluted loss per share	$0.62	$(0.45)	$0.17
Class B Basic and diluted weighted average number of shares outstanding	17,533,851	(5,033,851)	12,500,000
Class A Basic and diluted loss per share	$—	$0.17	$0.17
Class A Basic and diluted weighted average number of shares outstanding	44,966,149	5,033,851	50,000,000
Statement of Operations for the Six Months Ended June 30, 2021
Class B Basic and diluted loss per share	$0.62	$(0.46)	$0.16
Class B Basic and diluted weighted average number of shares outstanding	15,952,837	(3,452,837)	12,500,000
Class A Basic and diluted loss per share	$—	$0.16	$0.16
Class A Basic and diluted weighted average number of shares outstanding	44,877,349	5,122,651	50,000,000

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Prepaid Expenses

Prepaid expenses of $1,258,499 consist of premiums for directors and officers’ insurance. These premiums will be amortized over the 2-year term of the agreement.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $120,000 as of September 30, 2021, and primarily consist of Delaware franchise tax expenses.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and nine months ended September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 4 for all periods presented.

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Net Income	$256,898	$64,225	$8,214,784	$2,053,696

Basic and diluted weighted average number of shares	50,000,000	12,500,000	50,000,000	12,500,000
Basic and diluted earnings per share	$0.01	$0.01	$0.16	$0.16

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

There were no unrecognized tax benefits as of September 30, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The effective tax rate was 21.0% for all periods presented. The Company recorded a deferred tax benefit of $270,717 in the nine months ended September 30, 2021 associated with the loss from operations. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the nine months ended September 30, 2021, the change in the valuation allowance was $270,717 which resulted in no income tax expense (benefit) for this period.

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

4.     Stockholders’ Equity

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of September 30, 2021, JFG and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s amended and restated certificate of incorporation.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $60,000 and $140,000 in the three and nine months ended September 30, 2021, respectively.

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

Sponsor Loans

On February 5, 2021 the Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans were payable without interest on the earlier of December 31, 2021 or the completion of the Public Offering. These loans of $197,315 were repaid in full as of September 30, 2021.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to the Sponsors, pursuant to which the Company may borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 or (ii) the effective date of our Business Combination (the “Maturity Date”). The Sponsors will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company's Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. See Note 5 for the terms of the warrants. As of September 30, 2021, the Company borrowed $426,856 from each Sponsor, or $853,712 in the aggregate, under the Convertible Notes.

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

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. As of September 30, 2021, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

As of March 29, 2021, the initial value of our Public Warrants and Sponsor Warrants were $22,166,667 and $11,166,666, respectively. As of September 30, 2021, the value of our Public Warrants and Sponsor Warrants were $12,500,000 and $8,333,333, respectively. For the three and nine months ended September 30, 2021, we recorded a gain related to the change in fair value of warrant derivative liability of $1,250,000 and $12,500,000, respectively, in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$500,023,181	$—	$—	$500,023,181

Warrant derivative liability
Public Warrants	$12,500,000	$—	$—	$12,500,000
Sponsor Warrants	—	8,333,333	—	8,333,333
Total Warrant derivative liability	$12,500,000	$8,333,333	$—	$20,833,333

The following is a summary of changes in fair value of our warrant derivative liability categorized within the Level 3 hierarchy as of September 30, 2021:

September 30, 2021
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

As of September 30, 2021, we had an unrestricted balance of $113,902 as well as cash and marketable securities held in the Trust Account of $500,023,181. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the public offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, our Sponsors have agreed to loan us up to $1,500,000, as may be required for ongoing business expenses and the Business Combination. The Sponsors will each have the option to convert any amounts outstanding under their respective convertible notes into warrants at a price of $1.50 per warrant and would be identical to the Sponsor Warrants.

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

For the three months ended September 30, 2021, we had a net income of $321,123 related to $876,559 of general and administrative costs related to expenses as we search for a Business Combination and $60,000 in management fees, offset by a $1,250,000 gain related to the change in the fair value of the warrant derivative liability, and $7,682 in earnings on the Trust Account assets.

For the nine months ended September 30, 2021, we had a net income of $10,268,480 related to $1,172,311 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination and $140,000 in management fees, and $942,390 in offering costs expensed, offset by a $12,500,000 gain of related to the change in the fair value of the warrant derivative liability and $23,181 in earnings on the Trust Account assets.

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

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus filed by the Company with the SEC on March 26, 2021 (the “Prospectus”). In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although the Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s amended and restated certificate of incorporation.

Net Income per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and nine months ending September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. For the three and nine months ended September 30, 2021, the Company reported income available to common shareholders of $0.01 and $0.16, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in disclosure controls over financial reporting related to evaluating complex accounting issues. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Because of its inherent limitations, controls over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving its control objectives.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable common stock and restated our (i) previously issued audited balance sheet as of March 29, 2021 as previously restated in our Quarterly Report for the quarterly period ended March 31, 2021, (ii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, to reclassify our redeemable common stock as described in Note 2 of the accompanying financial statements.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to include enhanced processes to identify and apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Prospectus filed with the SEC on March 26, 2021, our quarterly report on Form 10-Q for the quarter ended June 30, 2021 and those set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within the control of the Company. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for the Company to provide reliable financial reports and prevent fraud. The Company continues to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit the Company’s ability to prevent or detect a misstatement of its accounts or disclosures that could result in a material misstatement of the Company’s annual or interim financial statements. In such a case, the Company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the Company’s financial reporting, the Company’s securities price may decline and the Company may face litigation as a result of the foregoing. The Company cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG, through a subsidiary, purchased a 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. As of September 30, 2021, JFG and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company may borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination, as defined below. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JFG will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering. As of September 30, 2021, the Company borrowed $426,856 from each of TJF and JFG, or $853,712 in the aggregate, under the Convertible Notes.

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

LANDCADIA HOLDINGS IV, INC.

		By:	/s/ Tilman J. Fertitta
			Name:	Tilman J. Fertitta
			Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ Richard H. Liem
			Name:	Richard H. Liem
			Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated	November 22, 2021