Form 10-K
period 2021-12-31
Landcadia Holdings IV, Inc.
filed 2022-04-14
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

001-40283

(Commission File Number)

Landcadia Holdings IV, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1889525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 West Loop South Houston, Texas 77027

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ⌧ No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the Act.   ☐ Yes   ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ⌧Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ⌧ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ⌧Yes   ☐ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $489,500,000.

As of April 12, 2022, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LANDCADIA HOLDINGS IV, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K (this “Annual Report”) that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	Our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

LANDCADIA HOLDINGS IV, INC.

PART I

References in this Annual Report to “we,” “us” or the “Company” refer to Landcadia Holdings IV, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsors” refer to TJF, LLC, a Delaware limited liability company, and Jefferies Financial Group Inc., a New York corporation.

Item 1. Business

Overview

We are a blank check company incorporated as a Delaware corporations and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We consummated an initial public offering (“Public Offering”) on March 29, 2021. We intend to use the cash proceeds from our Public Offering and the private placement of warrants described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete our initial Business Combination will be successful.

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

On March 29, 2021, we consummated a $500,000,000 Public Offering consisting of 50,000,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously, with the closing of the Public Offering, we consummated a $12,500,000 private placement (the “Private Placement”) of an aggregate of 8,333,333 private placement warrants (“Sponsor Warrants”) at a price of $1.50 per warrant. The Sponsor Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by our Sponsors or their permitted transferees, (i) they are not redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these Sponsor Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsors or their permitted transferees until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Prior to the Public Offering, on August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 shares of Class B common stock, $0.0001 par value (the “Founder Shares”) in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A common stock at par value $0.0001 per share; 60,000,000 shares are Class B common stock at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants.

Upon the closing of the Public Offering and Private Placement, $500,000,000 from the net proceeds of the sale of the Units in the Public Offering and the Private Placement (including $17,500,000 of deferred underwriting commissions) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The Company’s second amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering); or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by March 29, 2023, subject to applicable law. The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2021, we had a balance in cash and investments held in trust of $500,031,065. As of December 31, 2021, no funds had been withdrawn from the Trust Account to pay taxes. We expect to pay our franchise tax liability of $185,000 from the trust earnings and other cash held outside of the Trust Account in the first quarter of 2022.

The remaining $12,500,000 held outside of trust was used to pay underwriting commissions of $10,000,000, loans to our Sponsors, and deferred offering and formation costs, and for working capital. On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the convertible promissory notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Promissory Notes to JUSH. TJF and JUSH will each have the option to convert any amounts outstanding under their respective Convertible Notes into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants. As of December 31, 2021, we had an unrestricted balance of $41,301 to satisfy our working capital purposes and had borrowed $853,712 from TJF and JUSH under the Convertible Notes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law or regulation, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business

Combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding, except for the Convertible Notes, with any third party with respect to raising any additional funds through the sale of securities or otherwise. Except as provided in the Convertible Notes, none of our Sponsors, officers, directors or stockholders or JUSH are required to provide any financing to us in connection with or after our initial Business Combination.

Selection of a target business and structuring of our initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as a discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of the outstanding Public Shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsors, officers and directors and JUSH have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our second amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our second amended and restated certificate of incorporation and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their Public Shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial Business Combination, which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. TJF and JUSH will count towards this quorum and, pursuant to the letter agreement, our Sponsors, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsors’ Founder Shares, we would need only 18,750,001, or 37.5%, of the 50,000,000 Public Shares sold in the Public Offering to be voted in favor of an initial Business Combination (assuming all outstanding shares are voted) in order to have our initial Business Combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Sponsors, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the initial Business Combination or whether they were a stockholder on the record date for the stockholder meeting held to approve the initial Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with an initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our second amended and restated certificate of incorporation provides that we have until March 29, 2023 (24 months from the closing of the Public Offering) to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 24-month time period.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

We currently maintain our executive offices at 1510 West Loop South, Houston, Texas 77027. The cost for this space is included in the $20,000 per month fee that we pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have five officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the U.S. Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we held a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial Business Combination, our Sponsors, members of our management team and JUSH have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your redemption rights, unless we seek stockholder approval of the initial Business Combination.
●	The ability of our public stockholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into an initial Business Combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial Business Combination by March 29, 2023 may give potential target businesses leverage over us in negotiating a Business Combination and may decrease the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	We may not be able to complete our initial Business Combination by March 29, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.
●	If we seek stockholder approval of our initial Business Combination, our Sponsors, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our Class A common stock or Public Warrants.
●	Since our Sponsors, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.
●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.
●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination within the prescribed time period, our public stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.
●	If the net proceeds of our Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate until March 29, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsors, their affiliates, such as JUSH, or members of our management team to fund our search and to complete our initial Business Combination.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	The nominal purchase price paid by our Sponsors for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the initial Business Combination.

●	Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by date.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with our Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth herein and should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a blank check company with no operating history and no revenues, and our stockholders have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

If we seek stockholder approval of our initial Business Combination, our Sponsors, members of our management team and JUSH have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our Sponsors, officers and directors and JUSH have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after the Public Offering (including in open market and privately negotiated transactions), in favor of our initial Business Combination. As a result, in addition to our Founder Shares, we would need only 18,750,001, or 37.5%, of the 50,000,000 Public Shares sold in the Public Offering to be voted in favor of an initial Business Combination (assuming all outstanding shares are voted) in order to have our initial Business Combination approved. TJF and JUSH currently own Founder Shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our Sponsors, management team and JUSH to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such initial Business Combination.

Our stockholders’ only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of their redemption rights, unless we seek stockholder approval of the initial Business Combination.

If we do not seek stockholder approval, our stockholders’ only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising their redemption rights in connection with the closing of our initial Business Combination.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial Business Combination unless the initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek stockholder approval of a proposed initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our outstanding Public Shares do not approve of the initial Business Combination we complete.

The ability of our public stockholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial Business Combination with a target.

We may seek to enter into an initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the nitial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial Business Combination agreement with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our Public Shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our Public Shares could increase the probability that our initial Business Combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, our public stockholders would not receive their pro rata portion of the

Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our initial Business Combination by March 29, 2023, may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination by March 29, 2023. Consequently, such target business may have leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has, and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if ongoing concerns relating to COVID-19 continue to restrict travel; limit the ability to have meetings with potential investors or the target company’s personnel; or prevent vendors and services from being able to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial Business Combination by March 29, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our second amended and restated certificate of incorporation provides that we must complete our initial Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to evolve both in the U.S. and globally, and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our initial Business Combination, our Sponsors, directors, officers, advisors and their affiliates, such as JUSH, may elect to purchase Public Shares or Public Warrants from public holders, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our Public Shares or Public Warrants.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, may purchase Public Shares or Public Warrants or a combination thereof, in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. There is no limit on the number of Public Shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsors, directors, officers, advisors or their affiliates purchase Public Shares in privately-negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their Public Shares. The purpose of such purchases could be to vote such Public Shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its Public Shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial Business Combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Sponsor Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within the control of the Company. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above) as of September 30, 2021 and December 31, 2021. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the restatement, the change in accounting for the temporary equity, the material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $41,301 in cash and negative working capital of $475,266. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination within 24 months from the closing of the Initial Public Offering (by March 29, 2023), then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination on or before 24 months from the closing of the Initial Public Offering (by March 29, 2023). However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

If the net proceeds of the Public Offering and the sale of the Sponsor Warrants not being held in the Trust Account are insufficient to allow us to operate until March 29, 2023, we may be unable to complete our initial Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until March 29, 2023, assuming that our initial Business Combination is not completed during that time. We believe the funds available to us outside of the Trust Account will be sufficient to allow us to operate until March 29, 2023; however, there can be no assurance that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the convertible promissory notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Promissory Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2021, the Company borrowed $426,856 from each of TJF and JUSH, or $853,712 in the aggregate, under the Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000, in the aggregate, of such Convertible Notes and other loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial Business Combination, we do not expect to seek advances or loans from parties other than our Sponsors or an affiliate of one of our Sponsors, such as JUSH, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we require additional funds, and we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, and which could cause stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurance that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the initial Business Combination could suffer a reduction in the value of their shares. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the Trust Account, the Company’s management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if the Company’s management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Public Offering, have not executed agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination by March 29, 2023, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, which is filed as an exhibit to this Annual Report, our Sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and public stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. Therefore, there can be no assurance that our Sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest, which may be withdrawn to pay taxes, and our Sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsors to enforce their indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsors to enforce their indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment and subject to their fiduciary duties, may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if  (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporations Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by March 29, 2023, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following March 29, 2023, the 24th month from the closing of the Public Offering in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. There can be no assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by March 29, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are required to hold an annual meeting no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial Business Combination with companies in the dining, hospitality, entertainment and gaming industries, including technology companies operating in such industries, but may also pursue other Business Combination opportunities, except that we are not, under our second amended and restated certificate of incorporation, permitted to effectuate our initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial conditions or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine, including the risks arising from the statutory and regulatory standards that apply to a company engaged in such operations. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. There can be no assurance that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek Business Combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

Although we intend to focus on identifying companies in the dining, hospitality, entertainment and gaming industries, including technology companies operating in such industries, we will consider an initial Business Combination outside of our management’s area of expertise if an initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our Company or we are unable to identify a suitable candidate in such industries after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, there can be no assurance that we will adequately ascertain or assess all of the significant risk factors. There can be no assurance that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if such an opportunity were available, in an initial Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any security holders who choose to remain security holders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances as described herein, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their Public Shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may seek Business Combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the relevant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, stockholders may have no assurance from an independent source that the price we are paying for the target(s) of our initial Business Combination is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. Stockholders should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial Business Combination with which a substantial majority of our stockholders do not agree.

Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination and after payment of deferred underwriters’ commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their Public Shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their Public Shares to our Sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. There can be no assurance that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Sponsor Warrants or any provision of our warrant agreement with respect to the Sponsor Warrants, 50% of the number of the then outstanding Sponsor Warrants. In addition, our second amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination. To the extent any such amendments would be deemed to fundamentally change the nature of our securities offered through the Public Offering, we would register, or seek an exemption from registration for, the affected securities. There can be no assurance that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our second amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-initial Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement of Sponsor Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our second amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our second amended and restated certificate of incorporation. TJF and JUSH will participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation, which governs our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.

Our Sponsors, officers, directors and JUSH have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination, unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsors, officers, directors and JUSH. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, officers, directors or JUSH for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and Sponsor Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. There can be no assurance that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, in addition to the Convertible Notes, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing, if needed, could have a material adverse effect on the continued development or growth of the target business. Except as provided in the Convertible Notes, none of our Sponsors, officers, directors, stockholders or JUSH is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the Trust Account.

TJF and JUSH may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

TJF and JUSH own shares representing 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. If our Sponsors or JUSH purchase any additional shares of common stock in the aftermarket, or in privately-negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsors, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and TJF and JUSH, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, TJF and JUSH will continue to exert control at least until the completion of our initial Business Combination.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the initial Business Combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial Business Combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial Business Combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. There can be no assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial Business Combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

We may be able to complete only one Business Combination with the proceeds of the Public Offering and Sponsor Warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Public Offering and Sponsor Warrants, $500,000,000 may be used to complete our initial Business Combination and pay related fees and expenses (which includes $17,500,000 for the payment of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability to complete our initial Business Combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in an initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial Business Combination, we may seek to effectuate our initial Business Combination with a privately-held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in an initial Business Combination with a company that is not as profitable as we suspected, if at all.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their Public Shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we effect our initial Business Combination with a company with locations, operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial Business Combination with a company with locations, operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including, but not limited to, tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Upon completion of an initial Business Combination, the resulting company will be subject to the particular regulatory and compliance obligations and risks associated with the target company’s business.

Upon the completion of an initial Business Combination, the resulting company would be subject to regulatory and compliance risks associated with the target company’s businesses. These risks might arise under a wide array of federal, state or local laws and regulations depending on the nature of the target company’s business operations, including environmental, financial institution, insurance, consumer protection, tax, employee benefits, government contracts, intellectual property, or telecommunication laws and regulations. Compliance with, and monitoring of, any such laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and a failure to comply with such laws, regulations or rules, as interpreted and applied, could have an adverse impact on the resulting company’s business and results of operation.

Risks Relating to Our Sponsors and Management Team

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, there can be no assurance that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial Business Combination candidate may resign upon completion of our initial Business Combination. The departure of an initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial Business Combination candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an initial Business Combination candidate’s management team will remain associated with the initial Business Combination candidate following our initial Business Combination, it is possible that members of the management of an initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various their business activities, including identifying potential Business Combinations and monitoring the related due diligence, negotiations and other activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we complete our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsors, officers, directors and JUSH are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial Business Combination with a target business that is affiliated with our Sponsors, our directors, officers or JUSH. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in an initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsors, officers, directors or existing holders that may raise potential conflicts of interest.

In light of the involvement of our Sponsors, officers, directors and JUSH with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, officers or directors. Our directors and officers also serve as officers and board members for other entities which may compete with us for Business Combination opportunities. Our Sponsors, officers, directors and JUSH are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no discussions concerning an initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to the Company and our stockholders from a financial point of view of an initial Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. These risks may become more acute as the 24-month deadline for the completion of our initial Business Combination approaches.

Since our Sponsors, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

As of December 31, 2021, TJF and JUSH each owned 50.0% of the 12,500,000 issued and outstanding Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at $1.50 per warrants for a total purchase price of $12,500,000. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. Each Sponsor Warrant is exercisable for one share of our Class A common stock at $11.50 per share, and will be deemed worthless if we do not complete an initial Business Combination. Holders of Founder Shares have agreed (i) to vote any shares owned by them in favor of any proposed initial Business Combination and (ii) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination. On May 10, 2021, the Company issued Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the convertible promissory notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Promissory Notes to JUSH. We may obtain additional loans from our Sponsors, JUSH, other affiliates of our Sponsors or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business

Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

Our management may not be able to maintain control of a target business after our initial Business Combination.

We may structure an initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, do not, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Certain agreements related to our Public Offering may be amended without stockholder approval.

Each of the agreements related to our Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the letter agreement among us and our initial stockholders, Sponsors, officers, directors and JUSH; the registration rights agreement among us, our initial stockholders and JUSH; the private placement warrants purchase agreement among us and our Sponsors; and the administrative services agreement between us and an affiliate of one of our Sponsors. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Sponsor Warrants and other securities held by our initial stockholders, Sponsors, officers,directors and JUSH. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Risks Relating to Our Securities

Our stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell their Public Shares or Public Warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by March 29, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination by March 29, 2023, is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond March 29, 2023 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than companies subject to Rule 419. Moreover, if the Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities are subject to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination; or (iii) absent an initial Business Combination by March 29, 2023, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination. Our stockholders’ inability to redeem their Excess Shares will reduce their influence over our ability to complete our initial Business Combination and stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, stockholders will continue to hold that number of Public Shares exceeding 15% and, in order to dispose of such Public Shares, would be required to sell their stock in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq. There can be no assurance that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, following our initial public offering, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million, we would be required to have a minimum of 300 round lot holders of our securities and we would be required to have a market value of listed securities of $50.0 million There can be no assurance that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Public Shares and Public Warrants, are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

The nominal purchase price paid by our Sponsors for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the initial Business Combination.

We offered our Units at an offering price of $10.00 per unit and, as of December 31, 2021, the amount in our Trust Account was approximately $10.00 per Public Share, implying a value of $10.00 per Public Share. However, prior to our Public Offering, our Sponsors paid a nominal aggregate purchase price of $11,000 for the Founder Shares, or approximately $0.0009 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of the initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of the initial Business Combination assuming that our equity value at that time is $500,000,000, which is the amount we would have for the initial Business Combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with the initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs (including payment of $17,500,000 of deferred underwriting compensation pursuant to the underwriting agreement), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Sponsor Warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $8.00 per share upon consummation of our Initial Business Combination, which is a 20.0% decrease as compared to the initial implied value per public share of $10.00.

Public Shares	50,000,000
Founder Shares	12,500,000
Total shares	62,500,000
Total funds in trust available for Initial Business Combination	$500,000,000
Initial implied value per Public Share	$10.00
Approximate implied value per share upon consummation of Initial Business Combination	$8.00

The value of the Founder Shares following completion of the Initial Business Combination is likely to be substantially higher than the price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Excluding the Convertible Notes, our Sponsors and JUSH have invested in us an aggregate of $12,511,000, comprised of the $11,000 purchase price for the Founder Shares and the $12,500,000 purchase price for the Sponsor Warrants. Assuming a trading price of $10.00 per share upon consummation of the Initial Business Combination, the 12,500,000 Founder Shares would have an aggregate implied value of $125,000,000. Even if the trading price of our common stock were as low as $1.01 per share, and the Sponsor Warrants are worthless, the value of the Founder Shares would be equal to the Sponsors’ initial investment in us. As a result, our Sponsors and JUSH are likely to be able to make a substantial profit on their investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team, may be more willing to pursue an Initial Business Combination with a riskier or less-established target business than would be the case if our Sponsors and JUSH had paid the same per share price for the Founder Shares as our public shareholders paid for their Public Shares.

Stockholders may experience dilution of our Class A common stock at the time of our initial Business Combination.

Dilution may occur as a result of the anti-dilution provisions of the Founder Shares resulting in the issuance of shares of Class A common stock on a greater than one to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued or deemed issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A common stock and would be exacerbated to the extent the public stockholders seek redemptions from the Trust Account.

We may issue additional common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 240,000,000 shares of Class A common stock, par value $0.0001 per share, 60,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 169,166,667 and 47,500,000 authorized but unissued shares of Class A common stock and Founder Shares, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Founder Shares. As of December 31, 2021, there were no shares of preferred stock issued and outstanding. Shares of Founder Shares are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our second amended and restated

certificate of incorporation provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any initial Business Combination or on matters related to our pre-initial Business Combination activity. We may also issue shares of Class A common stock upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. However, our second amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account, (ii) vote on any initial Business Combination or (iii) vote on matters related to our pre-initial Business Combination activity. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination, unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the Public Offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our Units, Public Shares and/or Public Warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Except for the Convertible Notes,we have no commitments as of December 31, 2021 to issue any notes or other debt securities, or to otherwise incur outstanding debt. However, we may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

Unlike some other similarly structured special purpose acquisition companies, the holders of our Founder Shares will receive additional shares of Class A common stock if we issue certain shares to consummate an initial Business Combination.

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equitylinked securities are issued or deemed issued in connection with our initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Sponsor Warrants issued to our Sponsors, officers, directors or JUSH upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial Business Combination.

You will not be permitted to exercise your Public Warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.

If the issuance of the shares of Class A common stock upon exercise of the Public Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Public Warrants will not be entitled to exercise such Public Warrants and such Public Warrants may have no value and expire worthless.

We registered the shares of Class A common stock issuable upon exercise of the Public Warrants in the registration statement for our Public Offering because the Public Warrants will become exercisable 30 days after the completion of our initial Business Combination, which may be within one year of our Public Offering. However, because the Public Warrants will be exercisable through their expiration date of up to five years after the completion of our initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial Business Combination, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement for our Public Offering or a new registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the Public Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the Public Warrants, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Public Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Public Warrant, or issue securities or other compensation in exchange for the Public Warrants in the event that we are unable to register or qualify the shares underlying the Public Warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the Public Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Public Shares included in the Units. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by us  in the Public Offering. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants but holders of our Sponsor Warrants may be able to exercise such Sponsor Warrants.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such Public Warrants for cash.

Under the following circumstances, the exercise of the Public Warrants may be required or permitted to be made on a cashless basis: (i) If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption; (ii) if our common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement; and (iii) if we call the Public Warrants for redemption, our management will have the option to require all holders who wish to exercise Public Warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the Public Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Public Warrants multiplied by the excess of the “fair market value” (as defined in the next sentence) over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable. As a result, stockholders would receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of public warrant holders’ Public Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without public stockholders’ approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our initial Business Combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite stockholder approval, we may structure our Business Combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a Business Combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our Business Combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

In addition, we may effect a Business Combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of   $0.01 per Public Warrant; provided that the reported closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were initially offered by us in the Public Offering. Redemption of the outstanding Public Warrants could force stockholders (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Public Warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had been able to exercise their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of shares of common stock received is capped at 0.361 shares of Class A common stock per Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

None of the Sponsor Warrants will be redeemable by us so long as they are held by the Sponsors or their permitted transferees.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 12,500,000 shares of our Class A common stock as part of the Units offered in the Public Offering, and we issued 8,333,333 Sponsor Warrants in the Private Placement. Each warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. Further, TJF and JUSH own an aggregate of 12,500,000 in Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, TJF and JUSH have made working capital loans, and up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Sponsor Warrants including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive Business Combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate an initial Business Combination or increase the cost of acquiring the target business.

The Sponsor Warrants are identical to the Public Warrants except that, so long as they are held by our TJF, JUSH or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by TJF or JUSH until 30 days after the completion of our initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital-raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price (as applicable, the “Newly Issued Price”) of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to each of our Sponsors, JUSH or their affiliates, without taking into account any Founder Shares held by each of TJF, JUSH or such affiliates, as applicable, prior to such issuance), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of our shares of Class A common stock during the 20-trading-day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Because each Unit contains one-fourth of one Public Warrant and only a whole Public Warrant may be exercised, the Units may be worth less than units of other special purpose acquisition companies.

Each Unit contains one-fourth of one Public Warrant. Pursuant to the warrant agreement, no fractional Public Warrants will be issued upon separation of the Units, and only whole Units trade. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Public Warrants upon completion of a Business Combination since the Public Warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

The grant of registration rights to our Sponsors and JUSH may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement entered into concurrently with our Public Offering, our Sponsors, JUSH and their permitted transferees can demand that we register the resale of Sponsor Warrants, the shares of Class A common stock issuable upon exercise of the Founder Shares and the Sponsor Warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Sponsors, JUSH or holders of working capital loans or their respective permitted transferees are registered for resale.

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will take all necessary corporate action to ensure that our Sponsors, their respective affiliates, and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions.

Our second amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our second amended and restated certificate of incorporation. In addition, our second amended and restated certificate of incorporation provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice-of-forum provision may limit stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our second amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our second amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our second amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we have in the past recognized, and expect that we will continue to recognize gong forward, non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1510 West Loop South Houston, Texas 77027. Our executive offices are provided to us by one of our Sponsors, TJF. We have agreed to pay Fertitta Entertainment, Inc., (an affiliate of TJF) a total of $20,000 per month for office space, utilities, secretarial support and administrative services. We believe, based on rents and fees for similar services, that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock, Public Warrants and Units are currently listed on Nasdaq under the symbols LCA, LCAHW and LCAHU, respectively. Our Units began public trading on March 25, 2021, our Class A common stock and Public Warrants began public trading on May 17, 2021.

The following table sets forth, for the periods indicated, the reported high and low sales price for our Class A common stock, Public Warrants, and Units.

	Class A Common Stock		Warrants		Units
Year Ended December 31, 2021 (1):	High	Low	High	Low	High	Low
1st Quarter	$—	$—	$—	$—	$10.02	$9.73
2nd Quarter	$10.00	$9.60	$1.06	$0.71	$10.23	$9.90
3rd Quarter	$9.95	$9.65	$1.46	$0.93	$10.28	$9.87
4th Quarter	$9.86	$9.71	$1.58	$0.90	$10.59	$9.94
(1)	Beginning on March 25, 2021 with respect to LCAHU. Beginning on May 17, 2021 with respect to LCA and LCAHW.

Holders

As of April 12, 2022 there was one holder of record of our separately traded Class A common stock, one holder of record of our separately traded Public Warrants, and one holder of record of our Units.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, the Company issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement.

On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued unsecured, Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the convertible promissory notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Promissory Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination. TJF and JUSH will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2021, the Company borrowed $426,856 from each of TJF and JUSH, or $853,712 in the aggregate, under the Convertible Notes.

These securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of our Sponsors  and JUSH is an accredited investor for purposes of Rule 501 of Regulation D.

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

Following the closing of the Public Offering and the Private Placement, $500,000,000 was placed in the Trust Account, comprised of $490,000,000 of the proceeds from the Public Offering (which amount includes $17,500,000 of the underwriters’ deferred discount) and $10,000,000 of the proceeds of the Private Placement. We paid $10,000,000 in underwriting discounts and recorded approximately $602,685 for other costs and expenses related to the Public Offering. We also repaid $197,315 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the Public Offering. There has been no material change in the planned use of proceeds from the Public Offering as described in the prospectus filed by the Company on March 26, 2021 (the “Prospectus”).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our initial Public Offering on March 29, 2021. We intend to use the cash proceeds from our Public Offering and Private Placement as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to raise capital or to complete our initial Business Combination will be successful.

Liquidity and Capital resources

On March 29, 2021, we consummated a $500,000,000 Public Offering consisting of 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant. Simultaneously, with the closing of the Public Offering, we consummated a $12,500,000 Private Placement of an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 in proceeds (including $17,500,000 of deferred underwriting commissions) from the Public Offering and Private Placement was placed in the Trust Account. The remaining $12,500,000 held outside of trust was used to pay underwriting commissions of $10,000,000, loans to our Sponsors, and deferred offering and formation costs, and for working capital.

As of December 31, 2021, we had an unrestricted balance of $41,301 as well as cash and accrued interest held in the Trust Account of $500,031,065. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have agreed, pursuant to the Convertible Notes, to loan us up to $750,000, each, or an aggregate of $1,500,000, as may be required for ongoing business expenses and the Business Combination. As of December 31, 2021, $853,712 had been borrowed under the Convertible Notes. TJF and JUSH will each have the option to convert any amounts outstanding under their respective Convertible Note into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination before March 29, 2023, raises substantial doubt about our ability to continue as a going concern. If a Business Combination is not consummated by March 29, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 29, 2023.

We did not have any off-balance sheet arrangements as of December 31, 2021.

As of December 31, 2021, we did not have any long-term debt, capital, purchase or operating lease obligations or other long-term liabilities. We have recorded deferred underwriting commissions payable upon the completion of the Business Combination.

We entered into an administrative services agreement in which the Company pays Fertitta Entertainment, Inc. an affiliate of TJF, for office space, secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $20,000 per month.

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and its initial Public Offering and search for a suitable Business Combination. We generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the years ended December 31, 2021, and the period from August 13, 2020 (inception) to December 31, 2020, we had a net income of $9,194,076 and $0, respectively. The income for the year ended December 31, 2021, relates to $1,986,266 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination, $200,000 of management fees for administrative services, and $942,390 in offering costs expensed, offset by $31,065 in earnings on the Trust Account assets and gain on warrant derivative liability of $12,291,667.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than initial purchasers of the Sponsor Warrants or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Class A common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in this Annual Report. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although the Company’s second amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s second amended and restated certificate of incorporation.

Net Income per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the year ended December 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. For the year ended December 31, 2021, the Company reported basic and diluted net income per common share of $0.15.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. To date, our efforts have been limited to organizational activities and activities relating to the public offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. On March 29, 2021 we invested the funds held in the Trust Account in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of those investments, we believe there was no associated material exposure to interest rate risk.

At December 31, 2021, $500,031,065 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination before March 29, 2023, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A common stock, if any, deferred underwriting compensation of $17,500,000 and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

The Company has not engaged in any hedging activities since its inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

51

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Landcadia Holdings IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landcadia Holdings IV, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 13, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 13, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's business plan is dependent on the completion of a business combination and the Company's cash and working capital as of December 31, 2021 may not be sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Portland, ME

April 14, 2022

Landcadia Holdings IV, Inc.

Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$41,301	$—
Prepaid expenses	1,044,879	$—
Total current assets	1,086,180	—

Cash and marketable securities held in trust account	500,031,065	—
Total assets	$501,117,245	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$707,734	$—
Notes payable, affiliates	853,712	$—
Total current liabilities	1,561,446	—

Deferred underwriting commissions	17,500,000	—
Warrant derivative liability	21,041,666	—
Total liabilities	$40,103,112	$—
Commitments	—	—

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of $10.00 per share	$500,000,000	$—

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 and 7,187,500 issued and outstanding,respectively	1,250	719
Additional paid-in capital	—	281
Accumulated deficit	(38,987,117)	—
Subscription notes receivable, affiliates	—	(1,000)
Total stockholders' deficit	(38,985,867)	—
Total liabilities and stockholders' deficit	$501,117,245	$—

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Operations

		For the period from
	Year	August 13, 2020
	ended	(inception) through
	December 31,2021	December 31,2020

Expenses:
General and administrative expenses	$3,128,656	$—
Loss from operations	(3,128,656)	—
Other income (expense):
Interest income	31,065	—
Gain (loss) on warrant derivative liability	12,291,667	—
Total income (expense)	12,322,732

Income before taxes	9,194,076	—
Tax benefit (provision)	—	—

Net income	$9,194,076	$—

Class B basic and diluted income per share:
Net income per share	$0.15	$—
Basic and diluted weighted average number of shares outstanding	12,500,000	6,250,000

Class A basic and diluted income per share:
Net income per share	$0.15	$—
Basic and diluted weighted average number of shares outstanding	50,000,000	—

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Changes in Stockholders’ Deficit

	Class B common stock		Additional		Subscription note
	Shares	Amount	paid-in capital	Accumulated deficit	receivable, affiliates	Total
Balance, August 13, 2020 (inception)	—	$—	$—	$—	$—	$—
Class B shares issued	7,187,500	719	281	—	(1,000)	—
Balance, December 31, 2020	7,187,500	719	281	—	(1,000)	—
Class B shares issued	7,187,500	719	9,281	—	(10,000)	—
Payment of affiliate note receivable	—	—	—	—	11,000	11,000
Excess cash received over fair value of sponsor warrants	—	—	1,333,334	—	—	1,333,334
Class A shares issued, less fair value of public warrants	—	—	477,833,333	—	—	477,833,333
Underwriters commissions and offering costs	—	—	(27,357,610)	—	—	(27,357,610)
Class A shares subject to redemption	—	—	(451,818,807)	(48,181,193)	—	(500,000,000)
Shares forfeited	(1,875,000)	(188)	188	—	—	—
Net income	—	—	—	9,194,076	—	9,194,076
Balance, December 31, 2021	12,500,000	1,250	—	(38,987,117)	—	(38,985,867)

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Cash Flows

		For the period from
		August 13, 2020
	Year ended	(inception) through
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$9,194,076	$—
Adjustments to reconcile net income to net cash used in operating activities:	.
Trust account interest income	(31,065)	—
(Gain) loss on warrant derivative liability	(12,291,667)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(1,044,879)	—
Increase (decrease) in accounts payable and accrued liabilities	707,734	—
Net cash used in operating activities	(3,465,801)	—

Cash flows from investing activities:
Cash deposited in trust account	(500,000,000)	—
Net cash used in investing activities	(500,000,000)	—

Cash flows from financing activities:
Proceeds from public offering	500,000,000	—
Proceeds from sale of private placement warrants	12,500,000	—
Proceeds from affiliate notes payable	853,712	—
Payment for underwriting discounts	(9,057,610)	—
Payment of offering costs	(602,685)	—
Payment of offering costs in affiliate notes payable	(197,315)	—
Proceeds from stock subscriptions receivable, affiliates	11,000	—
Net cash provided by financing activities	503,507,102	—

Net increase (decrease) in cash	41,301	—
Cash at beginning of period	—	—
Cash at end of period	$41,301	$—

Supplemental schedule of non-cash financing activities:
Issuance of Common stock to sponsor	$—	$(1,000)
Initial classification of common shares subject to possible conversion	$500,000,000	$—
Deferred underwriting commissions	$17,500,000	$—
Initial warrant derivative liability	$33,333,333	$—

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Notes to Financial Statements

1.    Nature of Business

Business

Landcadia Holdings IV, Inc., (the “Company,” “we,” “us,” or “our”), was formed as JFG Holding I LLC, a Delaware limited liability company on August 13, 2020, and converted into a Delaware corporation of January 28, 2021. We consummated an initial public offering (“Public Offering”) on March 29, 2021.

The Company has not had any significant operations to date. The Company was formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not yet identified a Business Combination for these purposes. There is no assurance that our plans to consummate a Business Combination will be successful or successful within the target business acquisition period.

All activity through December 31, 2021 relates to the Company’s formation and its initial public offering of units (the “Public Offering”), which is described below, and to identifying a target company for a Business Combination.

Sponsors

The Company’s sponsors are TJF LLC (“TJF”) and Jefferies Financial Group Inc. (“JFG” and, together with TJF, the “Sponsors”). TJF is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination before March 29, 2023, raises substantial doubt about its ability to continue as a going concern. If a Business Combination is not consummated by March 29, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 29, 2023.

Financing

Prior to the Public Offering, on August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 shares of Class B common stock, $0.0001 par value (the “Founder Shares”) in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A common stock at par value $0.0001 per share; 60,000,000 shares are Class B common stock at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option.

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”). On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants. See Notes 4 and 5.

The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2021. The Company consummated the Public Offering of 50,000,000 units (the “Units”), at $10.00 per Unit on March 29, 2021, generating gross proceeds of $500,000,000. Each Unit consists of one share of the Company's Class A common stock, $0.0001 par value (the “Class A common stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,500,000. Upon the closing of the Public Offering and Private Placement, $500,000,000 from the net proceeds of the sale of the Units in the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The underwriters did not exercise their option to purchase additional Units.

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the convertible promissory notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Promissory Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2021, the Company borrowed $426,856 from each of TJF and JUSH, or $853,712 in the aggregate, under the Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering); or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by March 29, 2023, subject to applicable law. As of December 31, 2021, total assets held in trust were $500,031,065.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

The Sponsors, the Company’s officers and directors and JUSH have entered into letter agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by March 29, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

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

The Public Shares have been recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the FASB Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per Public Share ($500,000,000 held in the Trust Account divided by 50,000,000 Public Shares). See Note 3.

The Company will have until March 29, 2023, to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors, the Company’s officers and directors and JUSH have entered into letter agreements with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any

Founder Shares held by them if the Company fails to complete its Business Combination by March 29, 2023; however, the Sponsors, officers, directors and JUSH are entitled to liquidating distributions from the Trust Account with respect to Public Shares held by them if the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Pursuant to the letter agreements referenced above, the Sponsors, officers, directors and JUSH agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, such parties will vote their Founder Shares and any Public Shares in favor of the Business Combination.

Liquidity and Capital Resources

As of December 31, 2021, we had an unrestricted balance of $41,301 as well as cash and accrued interest held in the Trust Account of $500,031,065. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have agreed, pursuant to the Convertible Notes, to loan us up to $750,000, each, or an aggregate of $1,500,000, as may be required for ongoing business expenses and the Business Combination. As of December 31, 2021, $853,712 had been borrowed under the Convertible Notes. TJF and JUSH will each have the option to convert any amounts outstanding under their respective Convertible Note into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

If the Company’s costs of identifying a target business, related due diligence and negotiating a Business Combination are more than have been estimated, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company has until March 29, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, other than those included herein.

On February 1, 2022, the Company borrowed an additional $125,000 from TJF and JUSH, or $250,000 in the aggregate, under the Convertible Notes for on-going operating expenses. On March 8, 2022, the Company borrowed an additional $100,000 from TJF and JUSH, or $200,000 in the aggregate, under the Convertible Notes for on-going operating expenses.

Fiscal Year End

The Company has a December 31 fiscal year-end.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements include the accounts of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of equity instruments recorded as warrant derivative liabilities.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Cash and Cash equivalents

The Company considers cash equivalents to be all short-term investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash consists of proceeds from the Public Offering and Private Placement held outside of the Trust Account and loans made by the Sponsors and JUSH, and may be used to pay for business, legal and accounting due diligence for the Business Combination and continuing general and administrative expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts with a financial institution which may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and the Company believes that it is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The Company classifies financial instruments under the FASB ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are reported at fair value at each reporting period. Our financial instruments that are subject to fair value measurements consist of cash and marketable securities held in trust and the warrant derivative liability. The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments. See Note 8 for further information.

Prepaid Expenses

Prepaid expenses of $1,044,879 consist of premiums for directors and officers’ insurance. These premiums will be amortized over the 2-year term of the agreement.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $707,734 and $0 as of December 31, 2021 and 2020, respectively, and primarily consist of accrued legal fees that are contingent on a Business Combination and Delaware franchise tax expenses.

Warrant Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Class A common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the years ended December 31, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 4 for all periods presented.

See Note 9 for further information.

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

There were no unrecognized tax benefits as of December 31, 2021 and 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modification to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization costs, the CARES Act did not have an impact on the financial statements.

See Note 10 for further information.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.     Stockholders’ Equity

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s second amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s amended and restated certificate of incorporation.

For further information on the Founder Shares, see Note 5.

4.     Public Offering

Public Units

In the Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one Public Warrant. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act no later than 15 business days following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to use its best efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, If the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)( l) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors, JUSH or their affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the Public Warrants become exercisable, the Company may call the warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per Public Warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

5.     Commitments and Related Party Transactions

Founder Shares

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. TJF and JUSH collectively own 20% of the Company’s issued and outstanding shares after the Public Offering. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option.

The holders have agreed not to transfer, assign or sell any of their Founder Shares until one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, (i) the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the ‘‘Lock Up Period’’).

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of all shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers, directors or JUSH upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

Each Sponsor Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants or their permitted transferees (except as set forth in Note 4 above in “- Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units being sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless.

Registration Rights

The Sponsors, JUSH and their permitted transferees can demand that the Company register the resale of the Founder Shares, Sponsor Warrants, the shares of Class A common stock issuable upon conversion of the Founder Shares and the exercise of Sponsor Warrants, the warrants that may be issued to them upon conversion of working capital loans and the shares of Class A common stock issuable upon exercise of such warrants. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG and JUSH may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Commissions

Jefferies LLC is the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 50.0% of the Founder Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering and will receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $200,000 as of December 31, 2021.

Directors’ Payments

The Company expects to pay $100,000 to each of our independent directors at the closing of a Business Combination for services rendered as board members prior to the completion of a Business Combination.

Sponsor Indemnification of the Trust Accounts

The Sponsors have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to see access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims.

Sponsor Loans

On February 5, 2021, the Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans were payable without interest on the earlier of December 31, 2021, or the completion of the Public Offering. These loans of $197,315 were repaid in full on April 1, 2021.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the convertible promissory notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Promissory Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023, or (ii) the effective date of our Business Combination (the “Maturity Date”). TJF and JUSH will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. See Note 4 for terms of the warrants. As of December 31, 2021, the Company borrowed $426,856 from each of TJF and JUSH, or $853,712 in the aggregate, under the Convertible Notes.

7.     Derivative Financial Instruments

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Class A common stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 4,166,666 Sponsor Warrants. As of December 31, 2021, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

As of March 29, 2021, the initial value of our Public Warrants and Sponsor Warrants were $22,166,667 and $11,166,666, respectively. As of December 31, 2021, the value of our Public Warrants and Sponsor Warrants were $12,625,000 and $8,416,666, respectively. For the year ended December 31, 2021, we recorded a gain related to the change in fair value of warrant derivative liability of $12,291,667 in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$500,031,065	$—	$—	$500,031,065

Warrant derivative liability
Public Warrants	$12,625,000	$—	$—	$12,625,000
Sponsor Warrants	—	8,416,666	—	8,416,666
Total Warrant derivative liability	$12,625,000	$8,416,666	$—	$21,041,666

The following is a summary of changes in fair value of our warrant derivative liability categorized within the Level 3 hierarchy as of December 31, 2021:

December 31, 2021
Initial valuation of warrant liability	33,333,333
Gain on derivative liability	(333,333)
Ending Balance	$33,000,000
Transfer from Level 3 to Level 1	$(22,000,000)
Transfer from Level 3 to Level 2	(11,000,000)
Ending Balance	$—

9.     Net Income Per Common Share

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Year ended December 31, 2021
	Class A	Class B
Net Income	$7,355,261	$1,838,815

Basic and diluted weighted average number of shares	50,000,000	12,500,000
Basic and diluted earnings per share	$0.15	$0.15

All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis.

10.     Income Taxes

A reconciliation of the income tax expense (benefit) is as follows:

		For the period from
		August 13, 2020
		(inception) through
	December 31, 2021	December 31, 2020
Income tax expense at statutory rate (21.0%)	$1,930,756	$—
Non-taxable gain on warrant derivatives	(2,581,250)	—
Non-deductible expenses	197,902	—
State income tax, net of federal tax benefit	—	—
Valuation allowance on deferred tax asset	452,592	—
Total	—	—
Effective tax rate	0.0%	21.0%

The Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset:
Start-up costs	420,266	—
Net operating loss carryforward	$32,326	$—
Total deferred tax asset	$452,592	$—
Valuation allowance	(452,592)	—
Deferred tax asset, net of current allowance	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $452,952 which resulted in no income tax expense (benefit) for this period.

As of December 31, 2021, the Company had $153,935 of U.S. federal net operating loss carryovers available to offset future taxable income. These net operating loss carryovers will not expire.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for 2021 remain open and subject to examination. The Company considers Texas to be a significant state tax jurisdiction.

11.     Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2021 and 2020 is as follows:

2021	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$(1,286,900)	$(31,242)	$(936,560)	$(873,954)
Net income (loss)	$(953,567)	$10,900,924	$321,123	$(1,074,404)
Class A basic and diluted net income (loss) per share	$(0.02)	$0.17	$0.01	$(0.02)
Class B basic and diluted net income (loss) per share	$(0.02)	$0.17	$0.01	$(0.02)

Period from August 13, 2020 (inception) through December 31, 2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$—	$—	$—	$—
Net income (loss)	$—	$—	$—	$—
Class A basic and diluted net income per share	$—	$—	$—	$—
Class B basic and diluted net income per share	$—	$—	$—	$—

Schedule II Valuation of Qualifying Accounts

	Balance at	Charges	Charges
	Beginning	(credits) to	(credits) to		Balance at
Description	of Period	expense	other accounts	Write-offs	End of Period
Deferred tax valuation allowance:
December 31, 2021	$—	$452,592	$—	$—	$452,592
December 31, 2020	$—	$—	$—	$—	$—

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in disclosure controls over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

The Company has made changes in its internal control over financial reporting to include enhanced processes to identify and apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professional with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Tilman J. Fertitta	64	Co-Chairman and Chief Executive Officer
Richard Handler	60	Co-Chairman and President
Richard H. Liem	68	Vice President and Chief Financial Officer
Steven L. Scheinthal	60	Vice President, General Counsel and Secretary
Nicholas Daraviras	48	Vice President, Acquisitions
Scott Kelly	57	Director
Dona Cornell	60	Director
Michael S. Chadwick	70	Director

Tilman J. Fertitta has been our Co-Chairman and Chief Executive Officer since February 5, 2021. He was previously Co-Chairman and Chief Executive Officer of Landcadia Holdings, Inc. (“Landcadia I”) from September 15, 2015 through the consummation of the Waitr Incorporated business combination, and he served on the board of directors of Waitr Holdings Inc from the closing of their business combination in November 2018 through June 2021. He has served as Chairman and Chief Executive Officer of GNOG Inc. (“GNOG”) since February 14, 2019. He also served as Co-Chairman and Chief Executive Officer of Landcadia Holdings III, Inc. (“Landcadia III”) from August 24, 2020 until the consummation of the HMAN Group Holdings Inc. (together with its direct and indirect subsidiaries, collectively, “Hillman”) business combination. Since August 2010, Mr. Fertitta has been the sole shareholder, chairman and Chief Executive Officer of FEI, which owns the NBA’s Houston Rockets, the restaurant conglomerate Landry’s, Inc. (“Landry’s”) and the Golden Nugget Casinos and is recognized today as a global leader in the dining, hospitality, entertainment and gaming industries. Mr. Fertitta was the sole shareholder at the time he took Landry’s public in 1993, and after 17 years as a public company, he was the sole shareholder in taking Landry’s private in 2010. Mr. Fertitta currently serves as Chairman of the Houston Children’s Charity, the Houston Police Foundation, and is currently the Chairman of the Board of Regents for the University of Houston. He is also on the Executive Committee of the Houston Livestock Show and Rodeo, one of the nation’s largest charitable organizations. He also serves on the boards of the Texas Heart Institute and the Greater Houston Partnership. We believe Mr. Fertitta is qualified to serve on our board of directors based on his experience in the dining industry and as a public company director.

Richard Handler has been our Co-Chairman and President since February 5, 2021. He previously served as Co-Chairman and President of Landcadia I from September 15, 2015, through the consummation of the Waitr business combination, and as Co-Chairman and President of Landcadia Holdings II, Inc. (“Landcadia II”) from February 14, 2019 through the consummation of the GNOG business combination. He also served as Co-Chairman and President of Landcadia III from August 24, 2020 until the consummation of the Hillman business combination. He has been with Jefferies LLC since 1990 and has served as Chief Executive Officer since 2001, making him the longest serving CEO on Wall Street. He is the Chief Executive Officer and Director of Jefferies and Chairman of the board of directors, Chief Executive Officer and President of Jefferies Group LLC. Mr. Handler also serves as Chairman of the Global Diversity Council at Jefferies LLC. In addition, he is Chairman and CEO of the Handler Family Foundation, a non-profit that focuses on many philanthropic areas, including providing four-year all-inclusive fully paid college educations each year to 15 of the most talented and deserving students coming from challenging backgrounds and circumstances. The foundation also works to protect the environment by protecting endangered species. Prior to Jefferies LLC, he worked at Drexel Burnham Lambert in the High Yield Bond Department. Mr. Handler received an MBA from Stanford University in 1987. He received his BA in Economics (Magna Cum Laude, High Distinction) from the University of Rochester in 1983 where he also serves as Chairman of the Board of Trustees. We believe Mr. Handler is well-qualified to serve on our board of directors because of his investment banking, asset management and sales and trading expertise, his merchant banking and executive management experience and his experience as a public company director.

Richard H. Liem has been our Vice President and Chief Financial Officer since February 5, 2021. He previously served as Vice President and Chief Financial Officer of Landcadia I from September 15, 2015 through the consummation of the Waitr business combination, as Landcadia II’s Vice President and Chief Financial Officer from February 14, 2019 until the GNOG Business Combination and he currently serves on the GNOG Inc. board of directors. He also served as Vice President and Chief Financial Officer of Landcadia III from August 24, 2020 until the consummation of the Hillman business combination Mr. Liem currently serves as Chief Financial Officer and Executive Vice President of Golden Nugget, LLC. Mr. Liem has been the Chief Financial Officer of Landry’s Restaurants Inc. (a subsidiary of Golden Nugget, LLC.) since June 11, 2004 and serves as its Executive Vice President and Principal Accounting Officer. He joined Landry’s Restaurants, Inc. in 1999 as the Corporate Controller. Mr. Liem joined Landry’s from Carrols Corporation, where he served as the Vice President of Financial Operations from 1994 to 1999. He served with the Audit Division of Price Waterhouse, L.L.P. from 1983 to 1994. He has been a Director of Landry’s, Inc. since 2009 and also serves as a director of Golden Nugget, LLC. Mr. Liem also serves on the compliance committee for Golden Nugget Atlantic City, LLC. In addition, he serves as the Executive Vice President and Chief Financial Officer of FEI, which is the holding company for Golden Nugget, Inc., Landry’s, Inc., and other assets owned and controlled by Tilman J. Fertitta. Mr. Liem is a Certified Public Accountant and was first licensed in Texas in 1989.

Steven L. Scheinthal has been our Vice President, General Counsel and Secretary since February 5, 2021. He previously served as Vice President, General Counsel and Secretary of Landcadia I from September 15, 2015, through the consummation of the Waitr business combination, and he currently serves on the board of directors of Waitr Holdings Inc. He served as Vice President, General Counsel and Secretary of Landcadia II from February 14, 2019 through the consummation of the GNOG Business Combination and he currently serves on the board of directors of GNOG Inc. He also served as Vice President, General Counsel and Secretary of Landcadia III from August 24, 2020 until the consummation of the Hillman business combination. Mr. Scheinthal has served as a member of the board of directors of Landry’s since its IPO in 1993 and as its Executive Vice President or Vice President of Administration, General Counsel and Secretary since September 1992. He also serves as a member of the board of directors, Executive Vice President and General Counsel of FEI, which is the holding company for Landry’s, the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. He devotes a substantial amount of time on behalf of all FEI companies, including Landry’s and Golden Nugget, to acquisitions, financings, human resources, risk, benefit and litigation management, union, lease and contract negotiations, trademark oversight and licensing and is primarily responsible for compliance with all federal, state and local laws. He was also primarily responsible for Landry’s corporate governance and SEC compliance from its initial public offering and during the 17 plus years Landry’s operated as a public company. We believe the foregoing experience provides the Company with valuable insight, skills and perspective. Prior to joining Landry’s, he was a partner in the law firm of Stumpf  & Falgout in Houston, Texas. Mr. Scheinthal represented Landry’s for approximately five years before becoming part of the organization. He has been licensed to practice law in the state of Texas since 1984.

Nicholas Daraviras has served as our Vice President, Acquisitions since February 5, 2021. He previously served as Vice President, Acquisitions of Landcadia I from September 15, 2015 through the consummation of the Waitr business combination. He served as Vice President, Acquisitions of Landcadia II from February 14, 2019 through the consummation of the GNOG Business Combination and as Vice President, Acquisitions of Landcadia III from August 24, 2020 through the consummation of the Hillman business combination. Mr. Daraviras is Co-President of Leucadia Asset Management and a Managing Director of Jefferies. Prior to 2014, Mr. Daraviras had been employed with Jefferies Capital Partners, LLC or its predecessors since 1996. Mr. Daraviras has served on the board of Fiesta Restaurant Group since April 2011 and currently serves on the Corporate Governance and Nominating Committees. He also serves on several boards of directors of private portfolio companies of Jefferies. We believe that Mr. Daraviras brings significant experience with the strategic, financial and operational issues of companies in connection with his service on the boards of a number of his firm’s past and current portfolio companies.

Scott Kelly has served on our board of directors since March 2021. He served as director of Landcadia II from May 12, 2020 through the consummation of the GNOG business combination and continued as a director on the board of GNOG Inc. following the GNOG Business Combination and served as director of Landcadia III from October 8, 2020 until the consummation of the Hillman business combination. Mr. Kelly is a former NASA astronaut and retired U.S. Navy Captain, U.S. spaceflight record holder and an experienced test pilot having logged more than 15,000 hours of flight time in more than 40 different aircraft and spacecraft. A former fighter pilot, Mr. Kelly flew the F-14 Tomcat aboard the aircraft carrier, USS Dwight D. Eisenhower. Mr. Kelly was selected by NASA as an astronaut in 1996. A veteran of four space flights, he piloted Space Shuttle Discovery to the Hubble space telescope in 1999 and, subsequently, commanded Space Shuttle Endeavor on a mission to the International Space Station in 2007. His long-duration space flight experience includes two flights on the Russian Soyuz spacecraft, launching and landing from Kazakhstan and two stays aboard the International Space Station as commander, the first a 159-day mission in 2010-2011 followed by his recorded-breaking 340-day mission to the international space station in 2015. During his year-long mission, known worldwide as the “Year In Space,” he conducted three spacewalks before returning home in March 2016. Mr. Kelly has received many awards and honors, including the Defense Superior Service Medal, the Legion of Merit and Distinguished Flying Cross. Mr. Kelly also was recognized at the 2015 State of the Union Address by U.S. President Barack Obama. Mr. Kelly is a Fellow of the Society of Experimental Test Pilots and a member of the Association of Space Explorers. Mr. Kelly was appointed Champion for Space by the United Nations Office for Outer Space Affairs. Mr. Kelly serves on the audit and compliance committees of Golden Nugget Atlantic City, LLC, an indirect subsidiary of FEI. Since his departure from NASA in April 2016, Mr. Kelly founded Mach 25 LLC, through which he has been active as a motivational speaker and author. In 2016, he published a New York Times bestseller memoir, “Endurance” and a children’s picture book; more recently, he published “Infinite Wonder,” a collection of extraordinary images he photographed aboard international space station, also a New York Times bestseller. We believe Mr. Kelly is well-qualified to serve on our board of directors due to his extensive and unique leadership experience.

Dona Cornell has served on our board of directors since March 2021. She served as director of Landcadia III from January 6, 2021 until the consummation of the Hillman business combination. She has served as the Vice President for Legal Affairs and General Counsel at the University of Houston since June 2002, where she is responsible for all legal related issues involving business, financial, student and academic affairs throughout the University of Houston System and the four component campuses. Ms. Cornell is also a member of the Chancellor and President’s Executive Cabinet, which addresses all management and strategic initiatives of the University of Houston System and reports directly to the Chancellor. Additionally, Ms. Cornell serves as counsel and advisor to the Board of Regents with oversight of the Board Office. Matters that Ms. Cornell handles at the University of Houston include complex transactions, international collaborations and programs, endowment and investment matters as well as collaboration with internal audit to ensure audit and compliance matters are being addressed appropriately. The compliance group for the main University of Houston campus reports directly to Ms. Cornell, and she meets with the audit and compliance group of the University of Houston System weekly to provide advice and counsel, including setting the agenda for the Audit Committee meetings. Previously, Ms. Cornell served as Deputy Chief of General Litigation Division of the Office of Texas Attorney General, as a shareholder in the Austin-based law firm Morehead, Jordan & Carmona, and as the President of the Houston Chapter of Texas General Counsel Forum. Ms. Cornell is currently a member of the Houston Bar Association and the National Association of College and University Attorneys. Ms. Cornell regularly speaks at state and national conferences on ethics, governance and higher education law. Ms. Cornell earned her undergraduate and law degrees from the University of Texas at Austin and is licensed to practice law throughout Texas and in U.S. District Courts for the Northern, Southern, Eastern and Western Districts of Texas and the U.S. Court of Appeals for the Fifth Circuit.

Michael S. Chadwick has served on our board of directors since March 2022. Mr. Chadwick has been a director of Golden Nugget Online Gaming, Inc. since May 2019. He was previously a director of Landcadia I. from May 8, 2017 through the consummation of the Waitr business combination. Mr. Chadwick has been in the commercial, investment and merchant banking businesses since 1975. Additionally, since April 2018, Mr. Chadwick has served as Managing Director and Principal of Chadwick Capital Advisors, LLC. Previously, since June 2017, he operated as an independent contractor serving as Managing Director and Principal of SLCA Capital, LLC, a registered broker dealer and member of FINRA and SIPC. Mr. Chadwick has arranged private and public debt and equity capital and has provided financial advisory services relating to merger and acquisition activity, for numerous public and privately held companies across a broad spectrum of industries for over 45 years. Mr. Chadwick was most recently a Managing Director of Shoreline Capital Advisors, Inc. from 2011 to 2017. He was a Managing Director at Growth Capital Partners, LP during 2010. From 1994 through 2009, Mr. Chadwick was a Senior Vice President and Managing Director of Sanders Morris Harris Group, Inc. (“SMHG”), which at that time was the largest investment banking firm headquartered in the Southwest. Prior to SMHG, Mr. Chadwick in 1988 co-founded Chadwick, Chambers and Associates, Inc., an investment and merchant banking boutique specializing in providing traditional corporate finance services and, in select situations, sponsoring financial transactions as principal. Mr. Chadwick has served on numerous boards of directors of both private and public companies, including service as the chairman of the audit committee of Landry’s Inc. when it was a public company. Presently, he serves on the boards of directors of Moody-Price, LLC, Trophy Windows, LLC, Lone Star Industrial Materials, LLC, Landry’s Inc. and the audit and compliance committees for Golden Nugget Atlantic City, LLC, as well as on the Board of Trustees of the Harris County Hospital District Foundation. We believe Mr. Chadwick is qualified to serve as a director due to his leadership in the entertainment and dining industries, as well as his extensive business and financial experience in commercial, investment and merchant banking.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Kelly, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Handler and Mr. Chadwick, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Fertitta and Ms. Cornell, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman or Co-Chairmen of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our board of directors. Mr. Chadwick, Mr. Kelly and Ms. Cornell serve as members of our audit committee, and Mr. Chadwick chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Mr. Chadwick, Mr Kelly and Ms. Cornell meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Because our securities are listed on Nasdaq, we had one year from the date of our listing to have our audit committee be comprised solely of independent members. Prior to Mr. Chadwick’s appointment, Mr. Fertitta served on the audit committee as member and chairperson.

Each member of the audit committee is financially literate and our board has determined that Mr. Chadwick qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The principal functions of the audit committee, include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. Mr. Kelly and Ms. Cornell serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Kelly and Ms. Cornell are independent and Mr. Kelly chairs the compensation committee.

The principal functions of the compensation committee, include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Kelly, Ms. Cornell and Mr Chadwick. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Conflicts of Interest

Our Sponsors or their affiliates may compete with us for Business Combination opportunities. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within our Sponsors may be suitable for both us and for another entity and may be directed to such entity rather than to us. Neither our Sponsors nor members of our management team who are also employed by our Sponsors have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the Company. Our Sponsors and/or our management, in their capacities as employees of our Sponsors or in their other endeavors, currently are required to present certain investment opportunities and potential Business Combinations to the various related entities described above, or third parties, before they present such opportunities to us. Our Sponsors and our management may have similar obligations to additional entities or third parties.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial Business Combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in Business Combinations. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our Sponsors, officers, directors and JUSH have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our Sponsors, officers, directors and JUSH have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination by March 29, 2023. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Sponsor Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Sponsor Warrants will expire worthless. With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable until the earlier of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the reported closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30—trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Sponsor Warrants and the Class A common stock underlying such Sponsor Warrants, are not transferable, assignable or saleable or their permitted transferees until 30 days after the completion of our initial Business Combination. Since our Sponsors, officers and directors and JUSH may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.
●	Our Sponsors, officers, directors or JUSH may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as on May 10, 2021, the Company issued unsecured, Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the convertible promissory notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Promissory Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable on the Maturity Date, which is the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination. TJF and JUSH will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold in the Private Placement. As of December 31, 2021, the Company borrowed $426,856 from each of TJF and JUSH, or $853,712 in the aggregate, under the Convertible Notes. In the future, we may obtain additional loans from our Sponsors, JUSH or another affiliate of one of our Sponsors or any of our officers or directors, to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of the Convertible Notes and such other loans, in the aggregate, may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Sponsor Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our Company and stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Tilman J. Fertitta(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Sole Shareholder, Chairman and Chief Executive Officer

	Fertitta Hospitality, LLC and its affiliates and wholly owned subsidiaries(3)	Dining and hospitality company	Member and President

	Golden Nugget Online Gaming, Inc.(2)	Online Gaming	Chairman and Chief Executive Officer

Richard Handler(1)	Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) and its affiliates and wholly owned subsidiaries(2)	Diversified holding company	Director and Chief Executive Officer

Richard H. Liem(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Director, Executive Vice President and Principal Accounting Officer

	Golden Nugget Online Gaming, Inc.(2)	Online gaming	Director

Steven L. Scheinthal(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Director, Executive Vice President and General Counsel

	Fertitta Hospitality, LLC and its wholly owned subsidiaries(3)	Dining and hospitality company	Secretary

	Waitr Holdings Inc.(2)	Food ordering and delivery company	Director

	Golden Nugget Online Gaming, Inc.(2)	Online gaming	Director

Nicholas Daraviras(1)	Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) and its affiliates and wholly owned subsidiaries(2)	Diversified holding company	Managing Director

	Fiesta Restaurant Group(2)	Restaurant operator and franchisor	Director

Scott Kelly	Golden Nugget Atlantic City, LLC(2)	Gambling	Member of audit and compliance committees

Dona Cornell	University of Houston(2)	Education	Vice President for Legal Affairs and General Counsel

Michael S. Chadwick(1)	Golden Nugget Online Gaming, Inc.(2)	Online gaming	Director
	Chadwick Capital Advisors, LLC(2)	Investment banking services	Managing Director and Principal
	Landry’s, Inc.(2)	Dining and hospitality company	Director
	Moody-Price, LLC(2)	Distribution of instrumentation, filtration, measurement and control andhigh pressure products	Director
	Trophy Windows, LLC(2)	Window manufacturer	Director
	Lone Star Industrial Materials, LLC(2)	Materials manufacturer	Director
	Golden Nugget Atlantic City, LLC(2)	Gambling	Member of audit and compliance committees
(1)

Each of the entities listed in this table has priority and preference relative to the Company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

(2)	Represents a fiduciary duty with respect to each of the listed companies.
(3)	Represents a contractual duty with respect to each of the listed companies.

Accordingly, if any of the above executive officers or directors becomes aware of a Business Combination opportunity which is suitable for any of the above entities to which he has current fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsors, officers or directors. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view.

In the event that we submit our initial Business Combination to our public stockholders for a vote, pursuant to the letter agreements, our Sponsors, officers, directors and JUSH have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our second amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our second amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our second amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they acquired in the Public Offering or thereafter (in the event we do not consummate an initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our officers has received any cash compensation for services rendered to us. We will pay each of our independent directors $100,000 at the closing of our initial Business Combination for services rendered as a board member prior to the completion of our initial Business Combination and may pay, at the closing of our initial Business Combination, a customary financial advisory fee to an affiliate of JFG in an amount that constitutes a market standard financial advisory fee for comparable transactions. Commencing on March 29, 2021, we have agreed to pay Fertitta Entertainment, Inc. (an affiliate of TJF) a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, these individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We do not have a policy that prohibits our Sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

TJF and JUSH, each own 50.0% of the 12,500,000 issued and outstanding Founder Shares. The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Number of	Approximate	Number of	Approximate
	Shares of	Percentage of	Shares of	Percentage of	Approximate
	Class A	Outstanding	Class B	Outstanding	Percentage of
	Common	Shares of	Common	Shares of	Outstanding
	Stock	Class A	Stock	Class B	Shares of
	Beneficially	Common	Beneficially	Common	Common
Name and Address of Beneficial Owner(1)	Owned	Stock	Owned(2)	Stock	Stock
Tilman J. Fertitta(2)	—	—	—	—	—
Richard Handler	—	—	—	—	—
Richard H. Liem	—	—	—	—	—
Steven L. Scheinthal	—	—	—	—	—
Nicholas Daraviras	—	—	—	—	—
Scott Kelly	—	—	—	—	—
Dona Cornell	—	—	—	—	—
Michael S. Chadwick	—	—	—	—	—
All officers and directors as a group (eight individuals)	—	—	—	—	—

Holders of more than 5% of Landcadia Holdings IV, Inc. outstanding shares of common stock
TJF, LLC(2)	—	—	6,250,000	50.0%	10.0%
Jefferies US Holdings LLC(3)	—	—	6,250,000	50.0%	10.0%
Sculptor Capital Entities(4)	3,185,622	6.4%	—	—	5.1%
(1)

This table is based on 62,500,000 shares of common stock outstanding at March 1, 2022, of which 50,000,000 were Class A common stock and 12,500,000 were Founder Shares. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Landcadia Holdings IV, Inc., 1510 West Loop South, Houston, Texas 77027.

(2)

TJF, LLC is the record holder of the shares reported herein. Interests shown consist solely of Founder Shares. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Amounts exclude 4,166,666 shares underlying Sponsor Warrants that will not become exercisable within 60 days of the date hereof. Tilman J. Fertitta owns and controls TJF, LLC and has voting and dispositive control over the shares held by TJF, LLC.

(3)

Jefferies US Holdings LLC, or JUSH, is the record holder of the shares reported herein. Amounts consist of 6,250,000 Founder Shares directly owned by JUSH, which are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Amount excludes 4,166,667 shares underlying Sponsor Warrants held by JUSH that are not deemed exercisable within 60 days of the date hereof. Jefferies US Holdings LLC is a wholly-owned subsidiary of Jefferies Group LLC, which itself is a wholly-owned subsidiary of Jefferies Financial Group Inc. Jefferies Financial Group Inc., is a widely-held public company. The principal business address of Jefferies Financial Group Inc. is 520 Madison Avenue, New York, New York 10022.

(4)

According to a Schedule 13G filed on March 7, 2022, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The interests reported are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding,

LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company. Sculptor is the investment adviser to SCEN. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed to be the beneficial owners of the Class A common stock of the Company held in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the interests reported. SCU is the sole shareholder of SCHC, and may be deemed to be the beneficial owner of the interests reported. The address of the principal business office of Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the principal business office of SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the principal business office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the principal business office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

TJF and JUSH beneficially own 20.0% of the issued and outstanding shares of our common stock. Because of this ownership block, the holders of our Founder Shares may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our second amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial Business Combination.

The holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination.

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all the Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF 5for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option.

In connection with the consummation of the Public Offering, our Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant (a purchase price of $12,500,000) in a private placement. Each Sponsor Warrant entitles the holder to purchase of one share of Class A common stock at a price of $11.50 per share.

On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued Convertible Notes to the Sponsors, pursuant to which the Company may borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. All unpaid principal under the Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023 or (ii) the effective date of our Business Combination. The Sponsors will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold in the Private Placement. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

Our Sponsors and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TJF and JUSH each own 50.0% of the 12,500,000 issued and outstanding Founder Shares. The total Founder Shares represents 20% of the outstanding shares as of December 31, 2021. The Founder Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder at this time.

Our Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants for a purchase price of $1.50 per warrant ($12,500,000 in the aggregate) in a Private Placement that occurred simultaneously with the closing of Public Offering. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 4,166,666 Sponsor Warrants. Each Sponsor Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise thereof) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors or their permitted transferees. If the Sponsor Warrants are held by someone other than the Sponsors or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds of the Private Placement will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants issued to the Sponsors will expire worthless.

As more fully discussed in the section of this Annual Report entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have agreed to pay Fertitta Entertainment, Inc. (an affiliate of TJF) a total of $20,000 per month for office space, utilities and secretarial and administrative support ending on the earlier of the completion of a Business Combination or March 29, 2023, if the Company is unable to complete the Business Combination.

We will pay each of our independent directors $100,000 at the closing of our initial Business Combination for services rendered as a board member prior to the completion of our initial Business Combination and may pay, at the closing of our initial Business Combination, a customary financial advisory fee to an affiliate of JFG in an amount that constitutes a market standard financial advisory fee for comparable transactions. Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsors, officers and directors, or any affiliate of one of our Sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is). However, we are not prohibited from engaging an affiliate of JFG, one of our Sponsors, or its affiliates as financial advisors in connection with our initial Business Combination and paying a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions, although we are not under any contractual obligation, and have no present intent, to do so. However, these individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We do not have a policy that prohibits our Sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On May 10, 2021, the Company issued Convertible Notes to the Sponsors, pursuant to which the Company may borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. All unpaid principal under the Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023 or (ii) the effective date of our Business Combination. The Sponsors will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold in the Private Placement. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the Founder Shares, Sponsor Warrants, warrants issuable upon conversion of the Convertible Notes, shares of Class A common stock issuable upon conversion of the Founder Shares, Sponsor Warrants or warrants issuable upon conversion of the Convertible Notes are entitled to registration rights. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG and JUSH may not exercise their demand and “piggyback” registration rights after five and seven years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

Prior to the consummation of our Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our Public Offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Scott Kelly, Mrs. Dona Cornell and Mr. Michael S. Chadwick are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended	For the Year ended
	December 31, 2021	December 31, 2020
Audit Fees (1)	$35,083	$—
Audit-Related Fees (2)	$36,050	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
Total	$71,133	$—
(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of the Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” in “Item 8. Financial Statements and Supplementary Data” herein.

(b)Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit
Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation, as corrected.

3.2(2)	Bylaws

4.1(2)	Specimen Unit Certificate

4.2(2)	Specimen Class A Common Stock Certificate

4.3(2)	Specimen Warrant Certificate

4.4(1)	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant

4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(1)	Insider Letter, dated March 24, 2021, by and among the Company, its officers, its directors, TJF, LLC and Jefferies Financial Group Inc.

10.2(1)	Investment Management Trust Agreement, dated March 24, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated March 24, 2021, by and among the Company, TJF, LLC and Jefferies Financial Group Inc.

10.4(1)	Private Placement Warrants Purchase Agreement, dated March 24, 2021, by and among the Company, TJF, LLC and Jefferies Financial Group Inc.

10.5(1)	Administrative Support Agreement, dated March 24, 2021, by and among the Company and Fertitta Entertainment, Inc.

10.6(2)	Form of Indemnity Agreement.

10.7(3)	Convertible Promissory Note, dated May 10, 2021, issued to TJF, LLC.

10.8(3)	Convertible Promissory Note, dated May 10, 2021, issued to Jefferies Financial Group Inc.

10.9(4)	Insider Letter, dated March 25, 2022, by and between the Company and Michael S. Chadwick.

14(2)	Code of Ethics

24*	Power of Attorney (included in signature page)

99.1(2)	Audit Committee Charter

99.2(2)	Compensation Committee Charter

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

*** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on March 30, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A (File No. 333-253100), filed with the SEC on March 17, 2021.
(3)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-40283), filed with the SEC on May 14, 2021.
(4)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on March 25, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDCADIA HOLDINGS, INC.

	By:	/s/ Tilman J. Fertitta
Name: Tilman J. Fertitta
Title: Chief Executive Officer and Co-Chairman (principal executive officer)

	By:	/s/ Richard H. Liem
Name: Richard H. Liem
Title: Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: April 14, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tilman J. Fertitta and Richard H. Liem and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tilman J. Fertitta	Chief Executive Officer and Co-Chairman	April 14, 2022
Tilman J. Fertitta	(Principal Executive Officer)

/s/ Richard H. Liem	Chief Financial Officer and Vice President	April 14, 2022
Richard H. Liem	(Principal Financial and Accounting Officer)

/s/ Richard Handler	President and Co-Chairman	April 14, 2022
Richard Handler

/s/ Scott Kelly	Director	April 14, 2022
Scott Kelly

/s/ Dona Cornell	Director	April 14, 2022
Dona Cornell

/s/ Michael S. Chadwick	Director	April 14, 2022
Michael Chadwick