Form 10-Q
period 2022-03-31
Landcadia Holdings IV, Inc.
filed 2022-05-13
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 11, 2022, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$147,455	$41,301
Prepaid expenses	835,903	1,044,879
Total current assets	983,358	1,086,180

Cash and marketable securities held in trust account	500,007,823	500,031,065
Total assets	$500,991,181	$501,117,245

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$584,034	$707,734
Notes payable, affiliates	1,303,712	853,712
Total current liabilities	1,887,746	1,561,446

Deferred underwriting commissions	17,500,000	17,500,000
Warrant derivative liability	10,416,667	21,041,666
Total liabilities	$29,804,413	$40,103,112
Commitments	—	—

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of $10.00 per share	$500,000,000	$500,000,000

Stockholders' deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(28,814,482)	(38,987,117)
Total stockholders' deficit	(28,813,232)	(38,985,867)
Total liabilities and stockholders' deficit	$500,991,181	$501,117,245

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31, 2022	March 31, 2021
Expenses:
General and administrative expenses	$460,187	$1,286,900
Loss from operations	(460,187)	(1,286,900)
Other income:
Interest income	7,823	—
Gain on warrant derivative liability	10,624,999	333,333
Total income	10,632,822	333,333

Income before taxes	10,172,635	(953,567)
Tax benefit (provision)	—	—

Net income (loss)	$10,172,635	$(953,567)

Class B basic and diluted income (loss) per share:
Net income per share	$0.16	$(0.02)
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000

Class A basic and diluted income (loss) per share:
Net income per share	$0.16	$(0.02)
Basic and diluted weighted average number of shares outstanding	50,000,000	50,000,000

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B common stock		Additional		Subscription note
	Shares	Amount	paid-in capital	Accumulated deficit	receivable, affiliates	Total
Balance, December 31, 2020	7,187,500	719	281	—	(1,000)	—
Class B shares issued	7,187,500	719	9,281	—	(10,000)	—
Excess cash received over fair value of sponsor warrants	—	—	1,333,334	—	—	1,333,334
Class A shares issued, less fair value of public warrants	—	—	477,828,333	—	—	477,833,333
Underwriters commissions and offering costs	—	—	(27,046,310)	—	—	(27,046,310)
Class A shares subject to redemption	—	—	(452,125,107)	(47,869,893)	—	(500,000,000)
Shares forfeited	(1,875,000)	(188)	188	—	—	—
Net loss	—	—	—	(953,567)	—	(953,567)
Balance, March 31, 2021 (unaudited)	12,500,000	$1,250	$—	$(48,823,460)	$(11,000)	$(48,833,210)

Balance, December 31, 2021	12,500,000	1,250	—	(38,987,117)	—	(38,985,867)
Net income	—	—	—	10,172,635	—	10,172,635
Balance, March 31, 2022 (unaudited)	$12,500,000	$1,250	$—	$(28,814,482)	$—	$(28,813,232)

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$10,172,635	$(953,567)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(7,823)	—
Gain on warrant derivative liability	(10,624,999)	(333,333)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	208,976	(1,683,416)
Increase (decrease) in accounts payable and accrued liabilities	(123,700)	1,716,626
Net cash used in operating activities	(374,911)	(1,253,690)

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	31,065	—
Cash deposited in trust account	—	(500,000,000)
Net cash provided by (used in) used in investing activities	31,065	(500,000,000)

Cash flows from financing activities:
Proceeds from public offering	—	500,000,000
Proceeds from sale of private placement warrants	—	12,500,000
Proceeds from affiliate notes payable	450,000	—
Payment for underwriting discounts	—	(8,746,310)
Net cash provided by financing activities	450,000	503,753,690

Net increase in cash and cash equivalents	106,154	2,500,000
Cash and cash equivalents at beginning of period	41,301	—
Cash and cash equivalents at end of period	$147,455	$2,500,000

Supplemental schedule of non-cash financing activities:
Issuance of Common stock to sponsor	$—	$(10,000)
Initial classification of common shares subject to possible conversion	$—	$500,000,000
Deferred underwriting commissions	$—	$17,500,000
Initial warrant derivative liability	$—	$33,333,333
Offering costs included in accrued liabilities	$—	$602,685
Offering costs included in notes payable, affiliates	$—	$197,315

The accompanying notes are an integral part of these financial statements.

LANDCADIA HOLDINGS IV, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Nature of Business

Business

Landcadia Holdings IV, Inc., (the “Company,” “we,” “us” or “our”), was formed as JFG Holding I LLC, a Delaware limited liability company on August 13, 2020 and converted into a Delaware corporation on January 28, 2021. We consummated an initial public offering (the “Public Offering”) on March 29, 2021.

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

All activity through March 31, 2022 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

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

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”). On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of March 31, 2022, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants. See Notes 4 and 5.

The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2021. The Company consummated the Public Offering of 50,000,000 units (the “Units”), at $10.00 per Unit on March 29, 2021, generating gross proceeds of $500,000,000. Each Unit consists of one share of the Company's Class A common stock, $0.0001 par value (the “Class A common stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,500,000. Upon the closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the Sponsor Warrants in the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The underwriters did not exercise their option to purchase additional Units.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of March 31, 2022, the Company had borrowed $651,856 from each of TJF and JUSH, or $1,303,712 in the aggregate, under the Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team, JUSH or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering) or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by March 29, 2023, subject to applicable law. As of March 31, 2022, total assets held in trust were $500,007,823.

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

The Sponsors, the Company’s officers and directors and JUSH have entered into letter agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by March 29, 2023, or to provide for redemption in connection with a Business Combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by March 29, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

The Company, after signing a definitive agreement for the Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which public stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide public stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the Trust Account and not previously released to the Company to pay its taxes. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of the Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and it does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares, without the Company’s prior consent.

The Public Shares have been recorded at their redemption amount and classified as temporary equity (“Redeemable Shares”), in accordance with the FASB Accounting Standards Codification (“ASC”) 480, ‘‘Distinguishing Liabilities from Equity.’’ The amount in the Trust Account was initially $10.00 per Public Share ($500,000,000 held in the Trust Account divided by 50,000,000 Public Shares). See Note 2.

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

Pursuant to the letter agreements referenced above, the Sponsors, officers, directors and JUSH agreed that, if the Company submits the Business Combination to the Company’s stockholders for a vote, such parties will vote their Founder Shares and any Public Shares in favor of the Business Combination.

Liquidity and Capital Resources

As of March 31, 2022, we had an unrestricted balance of $147,455 as well as cash and accrued interest held in the Trust Account of $500,007,823. Our working capital needs will be satisfied through the funds held outside of the Trust Account from the Public Offering and the Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have agreed, pursuant to the Convertible Notes, to loan us up to $750,000, each, or an aggregate of $1,500,000, as may be required for ongoing business expenses and the Business Combination. As of March 31, 2022, we had borrowed an aggregate of $1,303,712 under the Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective Convertible Note into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

If the Company’s costs of identifying a target business, related due diligence and negotiating a Business Combination are more than have been estimated, the Company may have insufficient funds available to operate its business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company has until March 29, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Prepaid Expenses

Prepaid expenses of $835,903 consist of premiums for directors and officers insurance. These premiums will be amortized over the 2-year term of the agreement.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $584,034 and $707,734 as of March 31, 2022 and December 31, 2021, respectively, and primarily consist offering costs related to the Business Combination and directors and officers insurance premiums.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one- for-one basis. For the three months ended March 31, 2022 and 2021 , the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Further, in accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income (loss) that is attributable to common stock subject to redemption is as follows:

	Three months ended March 31, 2022
	Class A	Class B
Net Income (loss)	$8,138,108	$2,034,527

Basic and diluted weighted average number of shares	50,000,000	12,500,000
Basic and diluted income (loss) per share	$0.16	$0.16

	Three months ended March 31, 2021
	Class A	Class B
Net income (loss)	$(762,854)	$(190,713)

Basic and diluted weighted average number of shares	50,000,000	12,500,000
Basic and diluted income (loss) per share	$(0.02)	$(0.02)

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

There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The effective tax rate was 21.0% for all periods presented. The Company recorded a deferred tax benefit of $94,996 and $6,974 on the Net Operating Loss in the three months ended March 31, 2022 and 2021, respectively. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2022 and 2021, the change in the valuation allowance was $94,996 and $6,974, respectively, which resulted in no income tax expense (benefit) for this period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.     Stockholders’ Equity

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of March 31, 2022, JUSH and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

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

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors, JUSH or their affiliates, without taking into account any Founder Shares held by the Sponsors, JUSH or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption: (i) in whole and not in part; (ii) at a price of $0.01 per Public Warrant; (iii) upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and (iv) if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

5.     Commitments and Related Party Transactions

Founder Shares

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions and the holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the Business Combination. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights. TJF and JUSH collectively own 20% of the Company’s issued and outstanding shares. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option.

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

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of all shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of Public Shares by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers, directors or JUSH upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of March 31, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

Each Sponsor Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees (except as set forth in Note 3 above in “- Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless.

Registration Rights

The Sponsors, JUSH and their permitted transferees can demand that the Company register the resale of the Founder Shares, Sponsor Warrants, the shares of Class A common stock issuable upon conversion of the Founder Shares and the exercise of Sponsor Warrants, the warrants that may be issued to them upon conversion of working capital loans (including the Convertible Notes) and the shares of Class A common stock issuable upon exercise of such warrants. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG and JUSH may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively after the effective date of the registration statement relating to the

Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Commissions

Jefferies LLC was the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 50.0% of the Founder Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering and will receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $60,000 and $20,000 as of March 31, 2022 and 2021, respectively.

Directors’ Payments

We expect to pay $100,000 to each of our independent directors at the closing of a Business Combination for services rendered as board members prior to the completion of a Business Combination.

Sponsors’ Indemnification of the Trust Accounts

The Sponsors have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third party claims.

Sponsor Loans

On February 5, 2021 the Sponsors agreed to loan the Company up to an aggregate of $300,000 by the issuance of unsecured promissory notes to cover expenses related to the Public Offering. These loans were payable without interest on the earlier of December 31, 2021 or the completion of the Public Offering. These loans of $197,315 were repaid in full in April 2021.

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company's Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. See Note 3 for terms of the warrants. As of March 31, 2022, the Company had borrowed $651,856 from each of TJF and JUSH, or $1,303,712 in the aggregate, under the Convertible Notes.

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

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of March 31, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants. As of March 31, 2022, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30  days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to a holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

As of March 31, 2022, the value of our Public Warrants and Sponsor Warrants were $6,250,000 and $4,166,667, respectively. For the three months ended March 31, 2022, we recorded a gain related to the change in fair value of warrant derivative liability of $10,624,999 in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$500,007,823	$—	$—	$500,007,823

Warrant derivative liability
Public Warrants	$6,250,000	$—	$—	$6,250,000
Sponsor Warrants	—	4,166,667	—	4,166,667
Total Warrant derivative liability	$6,250,000	$4,166,667	$—	$10,416,667

LANDCADIA HOLDINGS IV, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a Business Combination. We consummated our Public Offering on March 29, 2021. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to raise capital or to complete our initial Business Combination will be successful.

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

As of March 31, 2022, we had an unrestricted balance of $147,455 as well as cash and accrued interest held in the Trust Account of $500,007,823. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering and Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have agreed, pursuant to the Convertible Notes, to loan us up to $750,000, each, or an aggregate of $1,500,000, as may be required for ongoing business expenses and the Business Combination. As of March 31, 2022, $1,303,712 had been borrowed under the Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective Convertible Note into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and its Public Offering and search for a suitable Business Combination. We generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities held in the Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended March 31, 2022 and 2021, we had a net income of $10,172,635 and net loss of $953,567, respectively. Net income as of March 31, 2022 related to $410,187 of general and administrative costs related the formation and the Company and on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by $7,823 in earnings on the Trust Account assets and a gain on warrant derivative liability of $10,624,999. The net loss as of March 31, 2021 related to $1,286,900 of general and administrative costs, $20,000 in management fee, offset by a gain on warrant derivative liability of $333,333.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on April 14, 2022. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although the Company’s second amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s second amended and restated certificate of incorporation.

Income (Loss) per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three months ended March 31, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. For the three months ended March 31, 2022 and 2021, the Company reported basic and diluted net income per common share of $0.16 and net loss per common share of $0.02, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022 and 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022. due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our financial statements. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to include enhanced processes to identify and apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting application

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 14, 2022. Any of such factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of March 31, 2022, JUSH and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of March 31, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. All unpaid principal under the Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination. TJF and JUSH will each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of March 31, 2022, the Company had borrowed $651,856 from each of TJF and JUSH, or $1,303,712 in the aggregate, under the Convertible Notes.

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

Following the closing of the Public Offering and the Private Placement, $500,000,000 was placed in the Trust Account, comprised of $490,000,000 of the proceeds from the Public Offering (which amount includes $17,500,000 of the underwriters’ deferred discount) and $10,000,000 of the proceeds of the Private Placement and we paid $10,000,000 in underwriting discounts. There has been no material change in the planned use of proceeds from the Public Offering as described in the prospectus filed by the Company on March 26, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1(1)	Letter Agreement, dated March 25, 2022, by and between the Company and Michael S. Chadwick.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.
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

LANDCADIA HOLDINGS IV, INC.

		By:	/s/ Tilman J. Fertitta
			Name:	Tilman J. Fertitta
			Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ Richard H. Liem
			Name:	Richard H. Liem
			Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated:	May 13, 2022