Form 10-Q
period 2022-06-30
Landcadia Holdings IV, Inc.
filed 2022-08-15
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 12, 2022, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$154,504	$41,301
Prepaid expenses	624,605	1,044,879
Total current assets	779,109	1,086,180

Cash, marketable securities and accrued interest held in trust account	500,762,233	500,031,065
Deferred tax asset	230,994	—
Total assets	$501,772,336	$501,117,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$568,652	$707,734
Notes payable, affiliates	1,503,712	853,712
Income tax payable	30,923	—
Total current liabilities	2,103,287	1,561,446

Deferred underwriting commissions	17,500,000	17,500,000
Warrant derivative liability	6,666,667	21,041,666
Total liabilities	$26,269,954	$40,103,112
Commitments	—	—

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of $10.01 and $10.00 per share, respectively	$500,705,392	$500,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 and 7,187,500 issued and outstanding, respectively	1,250	1,250
Accumulated deficit	(25,204,260)	(38,987,117)
Total stockholders’ deficit	(25,203,010)	(38,985,867)
Total liabilities and stockholders’ deficit	$501,772,336	$501,117,245

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expenses:
General and administrative expenses	$462,949	$31,242	$923,136	$1,318,142
Loss from operations	(462,949)	(31,242)	(923,136)	(1,318,142)
Other income (expense):
Interest income	828,492	15,499	836,315	15,499
Gain on warrant derivative liability	3,750,000	10,916,667	14,374,999	11,250,000
Total income (expense)	4,578,492	10,932,166	15,211,314	11,265,499

Income before taxes	4,115,543	10,900,924	14,288,178	9,947,357
Tax benefit	200,071	—	200,071	—

Net income	$4,315,614	$10,900,924	$14,488,249	$9,947,357

Class B basic and diluted income per share:
Net income per share	$0.07	$0.17	$0.23	$0.16
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000	12,500,000	12,500,000

Class A basic and diluted income per share:
Net income per share	$0.07	$0.17	$0.23	$0.16
Basic and diluted weighted average number of shares outstanding	50,000,000	50,000,000	50,000,000	50,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

		Class B common stock		Additional		Subscription note	Total
		Shares	Amount	paid-in capital	(Accumulated deficit)	receivable, affiliates	Stockholders' Deficit
Balance, December 31, 2020	`	7,187,500	719	281	—	(1,000)	—
Class B shares issued		7,187,500	719	9,281	—	(10,000)	—
Excess cash received over fair value of sponsor warrants		—	—	1,333,334	—	—	1,333,334
Class A shares issued, less fair value of public warrants		—	—	477,833,333	—	—	477,833,333
Underwriters commissions and offering costs		—	—	(27,046,310)	—	—	(27,046,310)
Class A shares subject to redemption		—	—	(452,130,107)	(47,869,893)	—	(500,000,000)
Shares forfeited		(1,875,000)	(188)	188	—	—	—
Payment of affiliate note receivable		—	—	—	—		—
Net loss		—	—	—	(953,567)	—	(953,567)
Balance, March 31, 2021 (unaudited)		12,500,000	$1,250	$—	$(48,823,460)	$(11,000)	$(48,833,210)
Payment of affiliate note receivable		—	—	—	—	11,000	11,000
Class A shares subject to redemption		—	—	311,300	(311,300)	—	—
Underwriters commissions and offering costs		—	—	(311,300)	—	—	(311,300)
Net income		—	—	—	10,900,924	—	10,900,924
Balance, June 30, 2021 (unaudited)		12,500,000	$1,250	$—	$(38,233,836)	$—	$(38,232,586)

Balance, December 31, 2021		12,500,000	1,250	—	(38,987,117)	—	(38,985,867)
Net income		—	—	—	10,172,635	—	10,172,635
Balance, March 31,2022 (unaudited)		12,500,000	$1,250	$—	$(28,814,482)	$—	$(28,813,232)
Net income		—	—	—	4,315,614	—	4,315,614
Remeasurement of class A shares subject to redemption		—	—	—	(705,392)	—	(705,392)
Balance, June 30, 2022 (unaudited)		12,500,000	$1,250	$—	$(25,204,260)	$—	$(25,203,010)

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$14,488,249	$9,947,357
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(836,315)	(15,499)
Gain on warrant derivative liability	(14,374,999)	(11,250,000)
Deferred tax benefit	(230,994)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	420,274	(1,472,119)
(Decrease) increase in accounts payable and accrued liabilities	(139,082)	60,000
Increase (decrease) in income taxes payable	30,923	—
Net cash used in operating activities	(641,944)	(2,730,261)

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	105,147	—
Cash deposited in trust account	—	(500,000,000)
Net cash provided by (used) in investing activities	105,147	(500,000,000)

Cash flows from financing activities:
Proceeds from public offering	—	500,000,000
Proceeds from sale of private placement warrants	—	12,500,000
Proceeds from affiliate notes payable	650,000	300,000
Payment for underwriting discounts	—	(9,057,610)
Payment of offering costs	—	(602,685)
Payment of offering costs in affiliate notes payable	—	(197,315)
Proceeds from stock subscriptions receivable, affiliates	—	11,000
Net cash provided by financing activities	650,000	502,953,390

Net increase in cash and cash equivalents	113,203	223,129
Cash and cash equivalents at beginning of period	41,301	—
Cash and cash equivalents at end of period	$154,504	$223,129

Supplemental schedule of non-cash financing activities:
Initial classification of common shares subject to possible conversion	$—	$500,000,000
Remeasurement of class A common shares subject to redemption	$705,392	—
Deferred underwriting commissions	$—	17,500,000
Initial warrant derivative liability	$—	$33,333,333

The accompanying notes are an integral part of these unaudited financial statements.

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

All activity through June 30, 2022 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

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

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”). On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of June 30, 2022, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants. See Notes 4 and 5.

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

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000 (the Convertible Notes, as amended and restated, the “A&R Convertible Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of June 30, 2022, the Company had borrowed $751,856 from each of TJF and JUSH, or $1,503,712 in the aggregate, under the A&R Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team, JUSH or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering) or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by March 29, 2023, subject to applicable law. As of June 30, 2022, total assets held in trust were $500,762,233, which includes $425,693 of accrued interest.

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

Liquidity and Capital Resources

As of June 30, 2022, we had an unrestricted balance of $154,504 as well as cash, marketable securities and accrued interest held in the Trust Account of $500,762,233. Our working capital needs will be satisfied through the funds held outside of the Trust Account from the Public Offering and the Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,000,000, or an aggregate of $2,000,000, as may be required for ongoing business expenses and the Business Combination. As of June 30, 2022, we had borrowed an aggregate of $1,503,712 under the Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Prepaid Expenses

Prepaid expenses of $624,605 consist of premiums for directors and officers insurance. These premiums will be amortized over the 2-year term of the agreement.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $568,652 and $707,734 as of June 30, 2022 and December 31, 2021, respectively, and primarily consist offering costs related to the Business Combination and directors and officers insurance premiums.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. Further, in accordance with FASB ASC 260, the loss per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Net Income	$3,452,491	$863,123	$8,720,739	$2,180,185

Basic and diluted weighted average number of shares	50,000,000	12,500,000	50,000,000	12,500,000
Basic and diluted income per share	$0.07	$0.07	$0.17	$0.17

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Net income	$11,590,599	$2,897,650	$7,957,886	$1,989,471

Basic and diluted weighted average number of shares	50,000,000	12,500,000	50,000,000	12,500,000
Basic and diluted income per share	$0.23	$0.23	$0.16	$0.16

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

There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The effective tax rate was (4.9%) and (1.4%) for the three and six months ended June 30, 2022, respectively, and 0.0% for both the three and six months ended June 30, 2021. The effective tax rate differs from the statutory rate of 21.0% in all periods due to the non-taxable gain on warrant derivative liability and the movement in the valuation allowance against deferred tax assets. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of a substantial portion of the deferred tax assets and has therefore established a valuation allowance against a substantial portion of its deferred tax assets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.     Stockholders’ Equity

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of June 30, 2022, JUSH and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

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

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of June 30, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

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

Registration Rights

The Sponsors, JUSH and their permitted transferees can demand that the Company register the resale of the Founder Shares, Sponsor Warrants, the shares of Class A common stock issuable upon conversion of the Founder Shares and the exercise of Sponsor Warrants, the warrants that may be issued to them upon conversion of working capital loans (including the A&R Convertible Notes) and the shares of Class A common stock issuable upon exercise of such warrants. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG and JUSH may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $120,000 and $80,000 as of June 30, 2022 and 2021, respectively.

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

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH entered into the A&R Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. See Note 3 for terms of the warrants. As of June 30, 2022, the Company had borrowed $751,856 from each of TJF and JUSH, or $1,503,712 in the aggregate, under the A&R Convertible Notes.

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

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of June 30, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants. As of June 30, 2022, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30  days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

As of June 30, 2022, the value of our Public Warrants and Sponsor Warrants were $4,000,000 and $2,666,667, respectively. For the three months ended June 30, 2022 and 2021, we recorded gains related to the change in fair value of warrant derivative liability of $3,750,000 and 10,916,667, respectively, in other income and expense on our statement of operations. For the six months ended June 30, 2022 and 2021, we recorded gains related to the change in fair value of warrant derivative liability of $14,374,999 and $11,250,000, respectively, in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash, marketable securities and accrued interest held in trust	$500,762,233	$—	$—	$500,762,233

Warrant derivative liability
Public Warrants	$4,000,000	$—	$—	$4,000,000
Sponsor Warrants	—	2,666,667	—	2,666,667
Total Warrant derivative liability	$4,000,000	$2,666,667	$—	$6,666,667

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

As of June 30, 2022, we had an unrestricted balance of $154,504 as well as cash, marketable securities and accrued interest held in the Trust Account of $500,762,233. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering and Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,000,000, or an aggregate of $2,000,000, as may be required for ongoing business expenses and the Business Combination. As of June 30, 2022, $1,503,712 had been borrowed under the A&R Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

For the three months ended June 30, 2022 and 2021, we had net income of $4,315,614 and $10,900,924, respectively. Net income for the three months ended June 30, 2022 included $402,949 of general and administrative costs related the formation of the Company and on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by $828,492 in earnings on the Trust Account assets, a gain on warrant derivative liability of $3,750,000 and income tax benefit of $200,071. Net income for the three months ended June 30, 2021 related to $282,542 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination and $60,000 in management fees, were offset by a gain of $10,916,667 in the change in the fair value of the warrant derivative liability, a reduction of $311,300 in offering costs expensed and $15,499 in earnings on the Trust Account assets.

For the six months ended June 30, 2022 and 2021, we had net income of $14,488,249 and $9,947,357. Net income for the six months ended June 30, 2022 included $803,135 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination and $120,000 in management fees, offset by $836,315 in earnings on the Trust Account assets, a gain on warrant derivative liability of $14,374,999 and income tax benefit of $200,071. Net income for the six months ended June 30, 2021 related to $295,752 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination, $80,000 in management fees, and $942,390 in offering costs expensed, were offset by a gain of $11,250,000 in the change in the fair value of the warrant derivative liability and $15,499 in earnings on the Trust Account assets.

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

Income (Loss) per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. For the three months ended June 30, 2022 and 2021, the Company reported basic and diluted net income per common share of $0.07 and $0.17, respectively. For the six months ended June 30, 2022 and 2021, the Company reported basic and diluted net income per common share of $0.23 and $0.16, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022 and 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and recording of accrued interest income. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our financial statements. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of June 30, 2022, JUSH and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of June 30, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH entered into the A&R Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of June 30, 2022, the Company had borrowed $751,856 from each of TJF and JUSH, or $1,503,712 in the aggregate, under the A&R Convertible Notes.

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

LANDCADIA HOLDINGS IV, INC.

		By:	/s/ Tilman J. Fertitta
			Name:	Tilman J. Fertitta
			Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ Richard H. Liem
			Name:	Richard H. Liem
			Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated:	August 15, 2022