Form 10-Q
period 2022-09-30
Landcadia Holdings IV, Inc.
filed 2022-11-14
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 10, 2022, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 50,000,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current assets:
Cash	$52,473	$41,301
Prepaid expenses	410,986	1,044,879
Total current assets	463,459	1,086,180

Cash and marketable securities held in trust account	503,317,449	500,031,065
Deferred tax asset	454,290	—
Total assets	$504,235,198	$501,117,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$596,611	$707,734
Notes payable, affiliates	1,503,712	853,712
Income tax payable	539,883	—
Total current liabilities	2,640,206	1,561,446

Deferred underwriting commissions	17,500,000	17,500,000
Warrant derivative liability	3,125,000	21,041,666
Total liabilities	$23,265,206	$40,103,112
Commitments	—	—

Class A common stock subject to possible redemption, 50,000,000 shares at redemption value of $10.06 and $10.00 per share, respectively	$502,769,612	$500,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 50,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Accumulated deficit	(21,800,870)	(38,987,117)
Total stockholders’ deficit	(21,799,620)	(38,985,867)
Total liabilities and stockholders’ deficit	$504,235,198	$501,117,245

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expenses:
General and administrative expenses	$380,650	$936,559	$1,303,786	$2,254,701
Loss from operations	(380,650)	(936,559)	(1,303,786)	(2,254,701)
Other income (expense):
Interest income	2,592,257	7,682	3,428,572	23,181
Gain on warrant derivative liability	3,541,667	1,250,000	17,916,666	12,500,000
Total income (expense)	6,133,924	1,257,682	21,345,238	12,523,181

Income before taxes	5,753,274	321,123	20,041,452	10,268,480
Tax benefit (provision)	(285,664)	—	(85,593)	—

Net income	$5,467,610	$321,123	$19,955,859	$10,268,480

Class B basic and diluted income per share:
Net income per share	$0.09	$0.01	$0.32	$0.16
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000	12,500,000	12,500,000

Class A basic and diluted income per share:
Net income per share	$0.09	$0.01	$0.32	$0.16
Basic and diluted weighted average number of shares outstanding	50,000,000	50,000,000	50,000,000	50,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Class B common stock		Additional		Subscription note	Total
	Shares	Amount	paid-in capital	Accumulated deficit	receivable, affiliates	Stockholders’ Deficit
Balance, December 31, 2020	7,187,500	$719	$281	$—	$(1,000)	$—
Class B shares issued	7,187,500	719	9,281	—	(10,000)	—
Excess cash received over fair value of sponsor warrants	—	—	1,333,334	—	—	1,333,334
Class A shares issued, less fair value of public warrants	—	—	477,833,333	—	—	477,833,333
Underwriters commissions and offering costs	—	—	(27,046,310)	—	—	(27,046,310)
Class A shares subject to redemption	—	—	(452,130,107)	(47,869,893)	—	(500,000,000)
Shares forfeited	(1,875,000)	(188)	188	—	—	—
Payment of affiliate note receivable	—	—	—	—		—
Net loss	—	—	—	(953,567)	—	(953,567)
Balance, March 31, 2021 (unaudited)	12,500,000	$1,250	$—	$(48,823,460)	$(11,000)	$(48,833,210)
Payment of affiliate note receivable	—	—	—	—	11,000	11,000
Class A shares subject to redemption	—	—	311,300	(311,300)	—	—
Underwriters commissions and offering costs	—	—	(311,300)	—	—	(311,300)
Net income	—	—	—	10,900,924	—	10,900,924
Balance, June 30, 2021 (unaudited)	12,500,000	$1,250	$—	$(38,233,836)	$—	$(38,232,586)
Net income	—	—	—	321,123	—	321,123
Balance, September 30, 2021 (unaudited)	12,500,000	$1,250	$—	$(37,912,713)	$—	$(37,911,463)

Balance, December 31, 2021	12,500,000	$1,250	$—	$(38,987,117)	$—	$(38,985,867)
Net income	—	—	—	10,172,635	—	10,172,635
Balance, March 31, 2022 (unaudited)	$12,500,000	$1,250	$—	$(28,814,482)	$—	$(28,813,232)
Net income	—	—	—	4,315,614	—	4,315,614
Remeasurement of class A shares subject to redemption	—	—	—	(705,392)	—	(705,392)
Balance, June 30, 2022 (unaudited)	$12,500,000	$1,250	$—	$(25,204,260)	$—	$(25,203,010)
Net income	—	—	—	5,467,610	—	5,467,610
Remeasurement of class A shares subject to redemption	—	—	—	(2,064,220)	—	(2,064,220)
Balance, September 30, 2022 (unaudited)	$12,500,000	$1,250	$—	$(21,800,870)	$—	$(21,799,620)

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$19,955,859	$10,268,480
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(3,428,572)	(23,181)
Gain on warrant derivative liability	(17,916,666)	(12,500,000)
Deferred tax asset	(454,290)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	633,893	(1,258,499)
Increase (decrease) in accounts payable and accrued liabilities	(111,123)	120,000
Increase (decrease) in income taxes payable	539,883	—
Net cash provided by (used in) operating activities	$(781,016)	$(3,393,200)

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	$142,188	$—
Cash deposited in trust account	—	(500,000,000)
Net cash provided by (used in) investing activities	$142,188	$(500,000,000)

Cash flows from financing activities:
Proceeds from public offering	$—	$500,000,000
Proceeds from sale of private placement warrants	—	12,500,000
Proceeds from affiliate notes payable	650,000	853,712
Payment for underwriting discounts	—	(9,057,610)
Payment of offering costs	—	(602,685)
Payment of offering costs in affiliate notes payable	—	(197,315)
Proceeds from stock subscriptions receivable, affiliates	—	11,000
Net cash provided by financing activities	$650,000	$503,507,102

Net increase in cash and cash equivalents	$11,172	$113,902
Cash and cash equivalents at beginning of period	41,301	—
Cash and cash equivalents at end of period	$52,473	$113,902

Supplemental schedule of non-cash financing activities:
Initial classification of common shares subject to possible conversion	$—	$500,000,000
Remeasurement of class A common shares subject to redemption	$2,769,612	$—
Deferred underwriting commissions	$—	17,500,000
Initial warrant derivative liability	$—	$33,333,333

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

All activity through September 30, 2022 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

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

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”). On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of September 30, 2022, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants. See Notes 4 and 5.

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

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000 (the Convertible Notes, as amended and restated, the “A&R Convertible Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the earlier of (i) March 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of September 30, 2022, the Company had borrowed $751,856 from each of TJF and JUSH, or $1,503,712 in the aggregate, under the A&R Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team, JUSH or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 29, 2023 (within 24 months from the closing of the Public Offering) or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by March 29, 2023, subject to applicable law. As of September 30, 2022, total assets held in trust were $503,317,449, which includes $1,005,423 of accrued interest.

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

Liquidity and Capital Resources

As of September 30, 2022, we had an unrestricted balance of $52,473 as well as cash, marketable securities and accrued interest held in the Trust Account of $503,317,449. Our working capital needs will be satisfied through the funds held outside of the Trust Account from the Public Offering and the Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,000,000, or an aggregate of $2,000,000, as may be required for ongoing business expenses and the Business Combination. As of September 30, 2022, we had borrowed an aggregate of $1,503,712 under the Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Prepaid Expenses

Prepaid expenses of $410,986 consist of premiums for directors and officers insurance. These premiums are amortized over the 2-year term of the agreement.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $596,611 and $707,734 as of September 30, 2022 and December 31, 2021, respectively, and primarily consist of accrued legal fees that are contingent on a Business Combination and Delaware franchise tax expenses.

Warrant Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Income Per Common Share

Basic income per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Class A	Class B	Class A	Class B
Net Income	$4,374,088	$1,093,522	$256,898	$64,225

Basic and diluted weighted average number of shares	50,000,000	12,500,000	50,000,000	12,500,000
Basic and diluted income per share	$0.09	$0.09	$0.01	$0.01

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Net income	$15,964,687	$3,991,172	$8,214,784	$2,053,696

Basic and diluted weighted average number of shares	50,000,000	12,500,000	50,000,000	12,500,000
Basic and diluted income per share	$0.32	$0.32	$0.16	$0.16

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

The effective tax rate was 5.0% and 0.4% for the three and nine months ended September 30, 2022, respectively, and 0.0% for both the three and nine months ended September 30, 2021. The effective tax rate differs from the statutory rate of 21.0% in all periods due to the non-taxable gain on warrant derivative liability and the movement in the valuation allowance against deferred tax assets. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that it will more likely than not realize the benefit related to its deferred tax assets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by certain corporations. The Company is still evaluating the impact of this new law on its financial position, cash flows and redemptions in relation to a Business Combination or future liquidation.

3.     Stockholders’ Deficit

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of September 30, 2022, JUSH and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter.

For further information on the Founder Shares, see Note 5.

4.     Public Offering

Public Units

In the Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value per share and one-fourth of one Public Warrant. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a post-effective amendment to the Public Offering registration statement or a new registration statement under the Securities Act no later than 15 business days following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to use its best efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 29, 2023, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors, JUSH or their affiliates, without taking into account any Founder Shares held by the Sponsors, JUSH or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

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

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of September 30, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

Each Sponsor Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees (except as set forth in Note 4 above in “- Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”). If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in the Public Offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless.

Registration Rights

The Sponsors, JUSH and their permitted transferees can demand that the Company register the resale of the Founder Shares, Sponsor Warrants, the shares of Class A common stock issuable upon conversion of the Founder Shares and the exercise of Sponsor Warrants, the warrants that may be issued to them upon conversion of working capital loans (including the A&R Convertible Notes) and the shares of Class A common stock issuable upon exercise of such warrants. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG and JUSH may not exercise demand and “piggyback” registration rights after five (5) and seven (7) years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $180,000 and $140,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH entered into the A&R Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. See Note 4 for terms of the warrants. As of September 30, 2022, the Company had borrowed $751,856 from each of TJF and JUSH, or $1,503,712 in the aggregate, under the A&R Convertible Notes.

6.     Derivative Financial Instruments

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of September 30, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants. As of September 30, 2022, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30  days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

As of September 30, 2022, the value of our Public Warrants and Sponsor Warrants were $1,875,000 and $1,250,000, respectively. For the three months ended September 30, 2022 and 2021, we recorded gains related to the change in fair value of warrant derivative liability of $3,541,667 and $1,250,000, respectively, in other income and expense on our statement of operations. For the nine months ended September 30, 2022 and 2021, we recorded gains related to the change in fair value of warrant derivative liability of $17,916,666 and $12,500,000, respectively, in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$503,317,449	$—	$—	$503,317,449

Warrant derivative liability
Public Warrants	$1,875,000	$—	$—	$1,875,000
Sponsor Warrants	—	1,250,000	—	1,250,000
Total Warrant derivative liability	$1,875,000	$1,250,000	$—	$3,125,000

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, as supplemented in this Quarterly Report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

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

As of September 30, 2022, we had an unrestricted balance of $52,473, as well as cash, marketable securities and accrued interest held in the Trust Account of $503,317,449. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering and Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,000,000, or an aggregate of $2,000,000, as may be required for ongoing business expenses and the Business Combination. As of September 30, 2022, $1,503,712 had been borrowed under the A&R Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

For the three months ended September 30, 2022 and 2021, we had net income of $5,467,610 and $321,123, respectively. Net income for the three months ended September 30, 2022 included $320,650 of general and administrative costs related the formation of the Company and on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by $2,592,257 in earnings on the Trust Account assets, a gain on warrant derivative liability of $3,541,667 and income tax provision of $285,664. Net income for the three months ended September 30, 2021 related to $876,559 of general and administrative costs for on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by a gain of $1,250,000 in the change in the fair value of the warrant derivative liability and $7,682 in earnings on the Trust Account assets.

For the nine months ended September 30, 2022 and 2021, we had net income of $19,955,859 and $10,268,480. Net income for the nine months ended September 30, 2022 included $1,123,786 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination and $180,000 in management fees, offset by $3,428,572 in earnings on the Trust Account assets, a gain on warrant derivative liability of $17,916,666 and income tax provision of $85,593. Net income for the nine months ended September 30, 2021 related to $1,172,311 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination, $140,000 in management fees, and $942,390 in offering costs expensed, were offset by a gain of $12,500,000 in the change in the fair value of the warrant derivative liability and $23,181 in earnings on the Trust Account assets.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on April 14, 2022. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter.

Income per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The income per common share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. For the three months ended September 30, 2022 and 2021, the Company reported basic and diluted net income per common share of $0.09 and $0.01, respectively. For the nine months ended September 30, 2022 and 2021, the Company reported basic and diluted net income per common share of $0.32 and $0.16, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022 and 2021, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and recording of accrued interest income. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our financial statements. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 14, 2022. Any of such factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K, except as follows:

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in March 2021 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 19 months after the effective date of our registration statement for our Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in the Trust Account included approximately $3,317,449 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, or March 24, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust

Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase following such liquidation.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on The Nasdaq Stock Market LLC, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial Business Combination or in the event we do not consummate an initial Business Combination by March 29, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination, an extension or otherwise (iii) the structure of the initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial Business Combination or for effecting redemptions and may affect our ability to complete an initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete an initial Business Combination within the requisite timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of September 30, 2022, JUSH and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of September 30, 2022, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH entered into the A&R Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of September 30, 2022, the Company had borrowed $751,856 from each of TJF and JUSH, or $1,503,712 in the aggregate, under the A&R Convertible Notes.

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

LANDCADIA HOLDINGS IV, INC.

		By:	/s/ Tilman J. Fertitta
			Name:	Tilman J. Fertitta
			Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ Richard H. Liem
			Name:	Richard H. Liem
			Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated:	November 14, 2022