Form 10-K
period 2022-12-31
Landcadia Holdings IV, Inc.
filed 2023-04-25
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required of file reports pursuant of Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $489,500,000.

As of April 20, 2023, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 1,357,537 shares of Class A common stock, par value $0.0001 per share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LANDCADIA HOLDINGS IV, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and assets consisting almost entirely of cash. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete our initial Business Combination will be successful.

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

Prior to the Public Offering, on August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 shares of Class B common stock, $0.0001 par value (the “Founder Shares”) in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A common stock at par value $0.0001 per share; 60,000,000 shares are Class B common stock at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2022 and 2021, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants.

Upon the closing of the Public Offering and Private Placement, $500,000,000 from the net proceeds of the sale of the Units in the Public Offering and the sale of the Sponsor Warrants in the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The remaining $12,500,000 held outside of trust was used to pay underwriting commissions of $10,000,000, loans to our Sponsors, and deferred offering and formation costs, and for working capital. The Company’s second amended and restated certificate of incorporation, as amended (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Company’s Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by September 29, 2023; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by September 29, 2023, subject to applicable law. The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On December 22, 2022, we held a special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved an amendment to our second amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 13,857,537 shares of common stock outstanding, which includes 1,357,537 shares of Class A common stock and 12,500,000 Founder Shares. As of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. As of December 31, 2022, $1,701,377 had been withdrawn from the Trust Account to pay Delaware franchise and federal income taxes.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of a business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH (as amended and restated, the “A&R Convertible Notes”). As of March 28, 2023, the Company may borrow $1,250,000 from each of TJF and JUSH, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the earlier of (i) September 29, 2023 and (ii) the effective date of a business combination (such earlier date, the “Maturity Date”). TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s Public Offering. As of December 31, 2022, we had an unrestricted balance of $1,557,716, which includes approximately $1,479,000 for tax payments in the first quarter of 2023. We had borrowed $1,573,712 from TJF and JUSH under the A&R Convertible Notes.

We intend to use the cash proceeds from our Public Offering and the Private Placement described above, net of the redemptions in connection with the adoption of the Extension Amendment, as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the Private Placement remaining after the redemptions in connection with the adoption of the Extension Amendment, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law or regulation, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding, except for the A&R Convertible Notes, with any third party with respect to raising any additional funds through the sale of securities or otherwise. Except as provided in the A&R Convertible Notes, none of our Sponsors, officers, directors or stockholders or JUSH are required to provide any financing to us in connection with or after our initial Business Combination.

Selection of a target business and structuring of our initial Business Combination

Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination. The fair market value of our initial Business Combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as a discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Charter would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Charter and apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

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

Submission of our Initial Business Combination to a Stockholder Vote

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. TJF and JUSH will count towards this quorum and, pursuant to the letter agreement, our Sponsors, officers and directors, and JUSH have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. Following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, only 1,357,537 Public Shares remain outstanding. As a result, we will not need any of the remaining Public Shares sold in the Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. However, if certain amendments to the Charter are proposed in connection with an initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Sponsors, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the initial Business Combination or whether they were a stockholder on the record date for the stockholder meeting held to approve the initial Business Combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the outstanding shares sold in the Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the outstanding shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem more than 15% of the outstanding shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with an initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Charter provides that we have until September 29, 2023 (30 months from the closing of the Public Offering) to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 30-month time period.

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

Risk Factors Summary

An investment in our securities involves a high degree of risk and uncertainties. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination. Even if we held a vote, holders of our Founder Shares will participate in such vote, and following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, we will not need any of the remaining Public Shares to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved.

●	If we seek stockholder approval of our initial Business Combination, our Sponsors, members of our management team and JUSH have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote. Following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, we will not need any of the remaining Public Shares to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved.
●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your redemption rights, unless we seek stockholder approval of the initial Business Combination.
●	The ability of our remaining public stockholders to redeem their Public Shares for cash, and the completed redemptions of Public Shares in connection with the adoption of the Extension Amendment, may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into an initial Business Combination with a target.
●	The ability of our remaining public stockholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extension Amendment, may not allow us to complete the most desirable Business Combination or optimize our capital structure.
●	The ability of our remaining public stockholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extension Amendment, could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we complete our initial Business Combination by September 29, 2023 may give potential target businesses leverage over us in negotiating a Business Combination and may decrease the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	We may not be able to complete our initial Business Combination by September 29, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.
●	If we seek stockholder approval of our initial Business Combination, our Sponsors, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed initial Business Combination and reduce the public “float” of our Class A common stock or Public Warrants.
●	Since our Sponsors, officers and directors, and JUSH will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.
●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such Public Shares may not be redeemed.
●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022 and 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination within the prescribed time period, our public stockholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.
●	If the net proceeds of our Public Offering and the Private Placement not being held in the Trust Account, together with the proceeds available to us under the A&R Convertible Notes, are insufficient to allow us to operate until September 29, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsors, their affiliates, such as JUSH, or members of our management team to fund our search and to complete our initial Business Combination.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	The nominal purchase price paid by our Sponsors for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the initial Business Combination.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by September 29, 2023.

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

If we seek stockholder approval of our initial Business Combination, our Sponsors, members of our management team and JUSH have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote. Following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, we will not need any of the remaining Public Shares to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved.

Pursuant to a letter agreement, our Sponsors, officers and directors and JUSH have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after the Public Offering (including in open market and privately negotiated transactions), in favor of our initial Business Combination. Following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, only 1,357,537 Public Shares remain outstanding. As a result, we will not need any of the remaining Public Shares sold in the Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. TJF and JUSH currently own Founder Shares representing 90.2% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial Business Combination, the agreement by our Sponsors, management team and JUSH to vote in favor of our initial Business Combination means that we will receive the requisite stockholder approval for such initial Business Combination. However, if certain amendments to the Charter are proposed in connection with an initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class.

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

Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination. Even if we held a vote, holders of our Founder Shares will participate in such vote, and following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, we will not need any of the remaining Public Shares to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved.

We may choose not to hold a stockholder vote to approve our initial Business Combination unless the initial Business Combination would require stockholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek stockholder approval of a proposed initial Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, holders of our Founder Shares will participate in such vote, and following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, we will not need any of the remaining Public Shares to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved. However, if certain amendments to the Charter are proposed in connection with an initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class.

The ability of our remaining public stockholders to redeem their Public Shares for cash, and the completed redemptions of Public Shares in connection with the adoption of the Extension Amendment, may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial Business Combination with a target.

We may seek to enter into an initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with the Special Meeting, stockholders holding 48,642,463 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, only 1,357,537 Public Shares remain outstanding. As of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. As a result of such redemptions, and the ability of our remaining public stockholders to redeem their Public Shares for cash in connection with an initial Business Combination, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial Business Combination agreement with us.

The ability of our remaining public stockholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extension Amendment, may not allow us to complete the most desirable Business Combination or optimize our capital structure.

In connection with the Special Meeting, stockholders holding 48,642,463 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, only 1,357,537 Public Shares remain outstanding. As of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. At the time we enter into an agreement for our initial Business Combination, we will not know how many remaining stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Founder Shares results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our remaining public stockholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extension Amendment, could increase the probability that our initial Business Combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. This risk is magnified because, following the aforementioned redemptions in connection with the adoption of the Extension Amendment, as of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. If our initial Business Combination is unsuccessful, our public stockholders would not receive their pro rata portion of the Trust Account until we liquidate the Trust Account. If our public stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their stock in the open market.

The requirement that we complete our initial Business Combination by September 29, 2023, may give potential target businesses leverage over us in negotiating an initial Business Combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial Business Combination will be aware that we must complete our initial Business Combination by September 29, 2023. Consequently, such target business may have leverage over us in negotiating an initial Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has, and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel; limit the ability to have meetings with potential investors or the target company’s personnel; or prevent vendors and services from being able to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will also depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect it will take time before the impact of the availability and acceptance of the vaccines is observable on a significant scale. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to complete our initial Business Combination by September 29, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Charter provides that we must complete our initial Business Combination by September 29, 2023. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine. For example, the outbreak of COVID-19 is yet to be fully contained both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, may purchase Public Shares or Public Warrants or a combination thereof, in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Such a purchase may include a contractual acknowledgment that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsors, directors, officers, advisors or their affiliates, such as JUSH, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining stockholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, were to purchase Public Shares or Public Warrants from public stockholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, may purchase Public Shares or Public Warrants from public stockholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, were to purchase Public Shares or Public Warrants from public stockholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, would not be voted in favor of approving the Business Combination transaction;

●	our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our Sponsors, directors, officers, advisors or their affiliates, such as JUSH,, along with the purchase price;
o	the purpose of the purchases by Sponsors, directors, officers, advisors or their affiliates, such as JUSH;
o	the impact, if any, of the purchases by our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, on the likelihood that the Business Combination transaction will be approved;
o	the identities of our security holders who sold to our Sponsors, directors, officers, advisors or their affiliates, such as JUSH, (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsors, directors, officers, advisors or their affiliates, such as JUSH; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the remaining net proceeds of the Public Offering and the sale of the Sponsor Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This risk is magnified because, following the aforementioned redemptions in connection with the adoption of the Extension Amendment, as of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within the control of the Company. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above) as of September 30, 2021 and December 31, 2021 and December 31, 2022. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

As of December 31, 2022, we had $1,557,716 in cash and negative working capital of $2,049,259. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination within 30 months from the closing of the Public Offering (by September 29, 2023), then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination on or before 30 months from the closing of the Public Offering (by September 29, 2023). However, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

If the net proceeds of the Public Offering and the sale of the Sponsor Warrants not being held in the Trust Account, together with the proceeds available to us under the A&R Convertible Notes, are insufficient to allow us to operate until September 29, 2023, we may be unable to complete our initial Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until September 29, 2023, assuming that our initial Business Combination is not completed during that time. We believe the funds available to us outside of the Trust Account, including the proceeds will be sufficient to allow us to operate until September 29, 2023; however, there can be no assurance that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to. Following such amendments, the Company may borrow $1,250,000 from each of TJF and JUSH, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2022, the Company borrowed $786,856 from each of TJF and JUSH, or $1,573,712 in the aggregate, under the Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000, in the aggregate, of such Convertible Notes and other loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender. Prior to the completion of our initial Business Combination, we do not expect to seek advances or loans from parties other than our Sponsors or an affiliate of one of our Sponsors, such as JUSH, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we require additional funds, and we are unable to obtain these loans, we may be unable to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination by September 29, 2023, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, which is filed as an exhibit to this Annual Report, our Sponsors have agreed that they will be jointly and severally liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of  (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsors to reserve for such indemnification obligations, nor have we independently verified whether our Sponsors have sufficient funds to satisfy their indemnity obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and public stockholders would receive such lesser amount per share in connection with any redemption of their Public Shares. Therefore, there can be no assurance that our Sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover any proceeds in the Trust Account we have distributed to our public stockholders, and we and our board may be exposed to claims of punitive damages.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders and former stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporations Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by September 29, 2023, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following September 29, 2023, the 30th month from the closing of the Public Offering in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. There can be no assurance that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination by September 29, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold another annual meeting (or special meeting in lieu of annual meeting) of stockholders until after the consummation of our initial Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we were required to hold an annual meeting no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. Accordingly, on December 22, 2022, we held the Special Meeting in lieu of an annual meeting at which, in addition to approving the Extension Amendment, stockholders elected Scott Kelly to continue to serve on our board of directors. We may not hold another annual meeting (or special meeting in lieu of annual meeting) of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting (or special meeting in lieu of annual meeting). Therefore, if our stockholders want us to hold another annual meeting (or special meeting in lieu of annual meeting) prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold another annual meeting (or special meeting in lieu of annual meeting) of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete an initial Business Combination with companies in the dining, hospitality, entertainment and gaming industries, including technology companies operating in such industries, but may also pursue other Business Combination opportunities, except that we are not, under our Charter, permitted to effectuate our initial Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial conditions or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine, including the risks arising from the statutory and regulatory standards that apply to a company engaged in such operations. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. There can be no assurance that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the

Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial Business Combination with which a substantial majority of our stockholders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial Business Combination and after payment of deferred underwriters’ commissions, if any, (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their Public Shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately-negotiated agreements to sell their Public Shares to our Sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination. This risk is magnified because, following the aforementioned redemptions in connection with the adoption of the Extension Amendment, as of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. There can be no assurance that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our stockholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Sponsor Warrants or any provision of our warrant agreement with respect to the Sponsor Warrants, 50% of the number of the then outstanding Sponsor Warrants. In addition, our Charter requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by September 29, 2023, or to provide for redemption in connection with a Business Combination. To the extent any such amendments would be deemed to fundamentally change the nature of our securities offered through the Public Offering, we would register, or seek an exemption from registration for, the affected securities. There can be no assurance that we will not seek to amend our Charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our Charter that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Charter and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Our Charter provides that any of its provisions related to pre-initial Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement of Sponsor Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Charter. TJF and JUSH will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. Following the redemptions of Class A common stock in connection with implementation of the Extension Amendment, only 1,357,537 Public Shares remain outstanding. TJF and JUSH currently own Founder Shares representing 90.2% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of any such amendment, our Sponsors, management team and JUSH will have sufficient votes to cause any such proposal to be approved. However, if certain amendments to the Charter are proposed, we may also require the approval of the holders of Public Shares voting as a separate class. As a result, we may be able to amend the provisions of our Charter, which governs our pre-initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial Business Combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our Sponsors, officers, directors and JUSH have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by September 29, 2023, or to provide for redemption in connection with a Business Combination, unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsors, officers, directors and JUSH. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsors, officers, directors or JUSH for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We intend to target businesses with enterprise values that are greater than we could acquire with the remaining net proceeds of the Public Offering and Sponsor Warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. There can be no assurance that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. This risk is magnified because, following the aforementioned redemptions in connection with the adoption of the Extension Amendment, as of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. Further, in addition to the A&R Convertible Notes, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing, if needed, could have a material adverse effect on the continued development or growth of the target business. Except as provided in the A&R Convertible Notes, none of our Sponsors, officers, directors, stockholders or JUSH is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the Trust Account.

TJF and JUSH will control actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

TJF and JUSH own shares representing 90.2% of our issued and outstanding shares of common stock. Accordingly, they will control actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our Charter and approval of major corporate transactions. However, if certain amendments to the Charter are proposed in connection with an initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class. If our Sponsors or JUSH purchase any additional shares of common stock in the aftermarket, or in privately-negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were initially elected by our Sponsors, is divided into three classes, each of which generally serve for a term of three years with only one class of directors being elected in each year. On December 22, 2022, we held a special meeting in lieu of annual meeting at which, in addition to approving the Extension Amendment, stockholders elected Scott Kelly to continue to serve on our board of directors. We may not hold another annual meeting (or special meeting in lieu of annual meeting) of stockholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the initial Business Combination. If there is another annual meeting (or special meeting in lieu of annual meeting), as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and TJF and JUSH, because of their ownership position, will control the outcome. Accordingly, TJF and JUSH will continue to exert control at least until the completion of our initial Business Combination.

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

We may be able to complete only one Business Combination with the remaining proceeds of the Public Offering and sale of Sponsor Warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Public Offering and the sale of the Sponsor Warrants, $500,000,000 was initially available to be used to complete our initial Business Combination and pay related fees and expenses (which included $17,500,000 for the payment of deferred underwriting commissions being held in the Trust Account). On December 22, 2022, we held the Special Meeting at which our stockholders approved the Extension Amendment to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. As of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. As of December 31, 2022, $1,701,377 had been withdrawn from the Trust Account to pay Delaware franchise and Federal income taxes.

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

There are no assurances that the Extension Amendment will enable us to complete a business combination.

We can provide no assurances that a Business Combination will be consummated prior to the end of the extended combination window. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek stockholder approval of a Business Combination. We were required to offer stockholders the opportunity to redeem shares in connection with the Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a Business Combination. Even if a Business Combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a Business Combination on commercially acceptable terms, or at all. The fact that we had a separate redemption period in connection with the Extension Amendment in which stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem exacerbates this risk. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities are traded on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any further amendment to our Charter to extend the time to consummate an initial Business Combination, unless an exemption is available. Issuances of securities in connection with an initial Business Combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease and the amount you may receive upon redemption may be negatively impacted as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets, and thus potentially hinder our ability to enter into and consummate an initial Business Combination, particularly an initial Business Combination in which substantial PIPE issuances are not contemplated.

On December 27, 2022, the U.S. Department of Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the 1% excise tax that may be relied upon until the IRS issues proposed Treasury regulations on such matter. Furthermore, Notice 2023-2 includes as one of its many exceptions to the 1% excise tax, a distribution in complete liquidation of a “covered corporation” to which Sec. 331 of the Internal Revenue Code (the “IRC”) applies (so long as Sec. 332(a) of the IRC also does not apply). Consequently, we would not expect the 1% excise tax to apply if there is a complete liquidation of our remaining Public Shares under Sec. 331 of the IRC. Nonetheless, we are not permitted to use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due imposed under the Inflation Reduction Act on any redemptions or stock buybacks by our Company.

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

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

In light of the involvement of our Sponsors, officers, directors and JUSH with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, officers or directors. Our directors and officers also serve as officers and board members for other entities which may compete with us for Business Combination opportunities. Our Sponsors, officers, directors and JUSH are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no discussions concerning an initial Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to the Company and our stockholders from a financial point of view of an initial Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. These risks may become more acute as the 30-month deadline for the completion of our initial Business Combination approaches.

Since our Sponsors, officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

As of December 31, 2022, TJF and JUSH each owned 50.0% of the 12,500,000 issued and outstanding Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Public Offering. As a result of the redemptions of Class A common stock in connection with the implementation of the Extension Amendment, only 1,357,537 Public Shares remain outstanding. As a result, TJF and JUSH currently own Founder Shares representing 90.2% of our outstanding shares of common stock. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at $1.50 per warrants for a total purchase price of $12,500,000. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. Each Sponsor Warrant is exercisable for one share of our Class A common stock at $11.50 per share, and will be deemed worthless if we do not complete an initial Business Combination. Holders of Founder Shares have agreed (i) to vote any shares owned by them in favor of any proposed initial Business Combination and (ii) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination. On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH. Following such amendments, the Company may borrow $1,250,000 from each of TJF and JUSH, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants. We may obtain additional loans from our Sponsors, JUSH, other affiliates of our Sponsors or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination.

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

Each of the agreements related to our Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the letter agreement among us and our initial stockholders, Sponsors, officers, directors and JUSH; the registration rights agreement among us, our initial stockholders and JUSH; the private placement warrants purchase agreement among us and our Sponsors; and the administrative services agreement between us and an affiliate of one of our Sponsors. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Sponsor Warrants and other securities held by our initial stockholders, Sponsors, officers, directors and JUSH. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Risks Relating to Our Securities

Our remaining stockholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, stockholders may be forced to sell their Public Shares or Public Warrants, potentially at a loss.

Our remaining public stockholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Public Shares that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by September 29, 2023, or to provide for redemption in connection with a Business Combination and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by September 29, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial Business Combination by September 29, 2023, is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond September 29, 2023 before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate their investment, stockholders may be forced to sell their Public Shares or warrants, potentially at a loss.

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

We do not believe that our anticipated principal activities are subject to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by September 29, 2023, or to provide for redemption in connection with a Business Combination; or (iii) absent an initial Business Combination by September 29, 2023, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our Trust Account and our warrants will expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate. To mitigate the risk of that result, on or around the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which will reduce the dollar amount that our public stockholders would have otherwise received upon any redemption or liquidation if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Public Offering in March 2021 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 24 months after the effective date of our Public Offering, as of the date of this Annual Report). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since our Public Offering, been held only as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. We will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would have otherwise received upon any redemption or liquidation if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase after such liquidation.

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

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the outstanding Public Shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination. Our stockholders’ inability to redeem their Excess Shares will reduce their influence over our ability to complete our initial Business Combination and stockholders could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, our stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, stockholders will continue to hold that number of Public Shares exceeding 15% and, in order to dispose of such Public Shares, would be required to sell their stock in open market transactions, potentially at a loss.

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

We offered our Units at an offering price of $10.00 per unit and, as of December 31, 2022, the amount in our Trust Account was approximately $10.20 per Public Share, implying a value of $10.20 per Public Share. However, prior to our Public Offering, our Sponsors paid a nominal aggregate purchase price of $11,000 for the Founder Shares, or approximately $0.00088 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of the initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares that remain outstanding following the adoption of the Extension Amendment upon the consummation of the initial Business Combination assuming that our equity value at that time is $13,575,370, which is the amount we would have for the initial Business Combination in the Trust Account assuming no interest is earned on the funds held in the Trust Account, and none of the remaining Public Shares are redeemed in connection with the initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Sponsor Warrants. At such valuation, each of our shares of common stock would have an implied value of approximately $0.98 per share upon consummation of our Initial Business Combination, which is a 90.2% decrease as compared to the initial implied value per public share of $10.00.

Public Shares	1,357,537
Founder Shares	12,500,000
Total shares	13,857,537
Total funds in trust available for Initial Business Combination	$13,575,370
Initial implied value per Public Share	$10.00
Approximate implied value per share upon consummation of Initial Business Combination	$0.98

The value of the Founder Shares following completion of the Initial Business Combination is likely to be substantially higher than the price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Excluding the A&R Convertible Notes, our Sponsors and JUSH have invested in us an aggregate of $12,511,000, comprised of the $11,000 purchase price for the Founder Shares and the $12,500,000 purchase price for the Sponsor Warrants. Assuming a trading price of $10.00 per share upon consummation of the Initial Business Combination, the 12,500,000 Founder Shares would have an aggregate implied value of $125,000,000. Even if the trading price of our common stock were as low as $1.01 per share, and the Sponsor Warrants are worthless, the value of the Founder Shares would be equal to the Sponsors’ initial investment in us. As a result, our Sponsors and JUSH are likely to be able to make a substantial profit on their investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team, may be more willing to pursue an Initial Business Combination with a riskier or less-established target business than would be the case if our Sponsors and JUSH had paid the same per share price for the Founder Shares as our public stockholders paid for their Public Shares.

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

We may issue additional common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Charter authorizes the issuance of up to 240,000,000 shares of Class A common stock, par value $0.0001 per share, 60,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 217,809,130 and 47,500,000 authorized but unissued shares of Class A common stock and Founder Shares, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Founder Shares. As of December 31, 2022, there were no shares of preferred stock issued and outstanding. Shares of Founder Shares are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination (although our Charter provides that we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any initial Business Combination or on matters related to our pre-initial Business Combination activity. We may also issue shares of Class A common stock upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Charter. However, our Charter provides, among other things, that prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account, (ii) vote on any initial Business Combination or (iii) vote on matters related to our pre-initial Business Combination activity. These provisions of our Charter, like all provisions of our Charter, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by September 29, 2023, or to provide for redemption in connection with a Business Combination, unless we provide our public stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

Except for the Convertible Notes, we have no commitments as of December 31, 2022 to issue any notes or other debt securities, or to otherwise incur outstanding debt. However, we may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equitylinked securities are issued or deemed issued in connection with our initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, at least 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Sponsor Warrants issued to our Sponsors, officers, directors or JUSH upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial Business Combination.

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

We registered the shares of Class A common stock issuable upon exercise of the Public Warrants in the registration statement for our Public Offering because the Public Warrants will become exercisable 30 days after the completion of our initial Business Combination, which, at the time of the Public Offering, may have occurred within one year of our Public Offering. However, because the Public Warrants will be exercisable through their expiration date of up to five years after the completion of our initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial Business Combination, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement for our Public Offering or a new registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the Public Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the Public Warrants, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Public Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Public Warrants on a cashless basis. However, no Public Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Public Warrant, or issue securities or other compensation in exchange for the Public Warrants in the event that we are unable to register or qualify the shares underlying the Public Warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the Public Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In such event, holders who acquired their Public Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Public Shares included in the Units. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by us in the Public Offering. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants but holders of our Sponsor Warrants may be able to exercise such Sponsor Warrants.

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

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Charter. In addition, our Charter provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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

This choice-of-forum provision may limit stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we have in the past recognized, and expect that we will continue to recognize going forward, non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1510 West Loop South Houston, Texas 77027. Our executive offices are provided to us by an affiliate of one of our Sponsors, TJF. We have agreed to pay Fertitta Entertainment, Inc., (an affiliate of TJF) a total of $20,000 per month for office space, utilities, secretarial support and administrative services. We believe, based on rents and fees for similar services, that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

On December 22, 2022, we held the Special Meeting at which our stockholders approved the Extension Amendment to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 13,857,537 shares of common stock outstanding, which includes 1,357,537 shares of Class A common stock and 12,500,000 Founder Shares.

Holders

As of April 21, 2023 there was one holder of record of our separately traded Class A common stock, three holders of record of our separately traded Public Warrants, and one holder of record of our Units.

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

On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2022 and 2021, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH. Following such amendments, the Company may borrow $1,250,000 from each of TJF and JUSH, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2022, the Company borrowed $786,856 from each of TJF and JUSH, or $1,573,712 in the aggregate, under the Convertible Notes.

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

Following the closing of the Public Offering and the Private Placement, $500,000,000 was placed in the Trust Account, comprised of $490,000,000 of the proceeds from the Public Offering and $10,000,000 of the proceeds of the Private Placement. We paid $10,000,000 in underwriting discounts and recorded approximately $602,685 for other costs and expenses related to the Public Offering. We also repaid $197,315 in non-interest bearing loans made to us by the Sponsors to cover expenses related to the Public Offering. Except as set forth below, there has been no material change in the planned use of proceeds from the Public Offering as described in the prospectus filed by the Company on March 26, 2021 (the “Prospectus”).

On December 22, 2022, we held the Special Meeting at which our stockholders approved the Extension Amendment to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 13,857,537 shares of common stock outstanding, which includes 1,357,537 shares of Class A common stock and 12,500,000 Founder Shares.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our initial Public Offering on March 29, 2021. We intend to use the cash proceeds from our Public Offering and Private Placement, net of the redemptions in connection with the adoption of our Extension Amendment, as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to raise capital or to complete our initial Business Combination will be successful.

Liquidity and Capital Resources

On March 29, 2021, we consummated a $500,000,000 Public Offering consisting of 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant. Simultaneously, with the closing of the Public Offering, we consummated a $12,500,000 Private Placement of an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 in proceeds from the Public Offering and Private Placement was placed in the Trust Account. The remaining $12,500,000 held outside of trust was used to pay underwriting commissions of $10,000,000, loans to our Sponsors, and deferred offering and formation costs, and for working capital.

On December 22, 2022, we held the Special Meeting at which our stockholders approved the Extension Amendment to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 13,857,537 shares of common stock outstanding, which includes 1,357,537 shares of Class A common stock and 12,500,000 Founder Shares.

As of December 31, 2022, we had an unrestricted balance of $1,557,716, which includes approximately $1,479,000 for tax payments in the first quarter of 2023, as well as cash and accrued interest held in the Trust Account of $13,850,950. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,250,000, each, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. As of December 31, 2022, $1,573,712 had been borrowed under the Convertible Notes. TJF and JUSH will each have the option to convert any amounts outstanding under their respective Convertible Note into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination before September 29, 2023, raises substantial doubt about our ability to continue as a going concern. If a Business Combination is not consummated by September 29, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 29, 2023.

We did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, we did not have any long-term debt, capital, purchase or operating lease obligations or other long-term liabilities.

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

For the years ended December 31, 2022 and 2021, we had a net income of $23,970,438 and $9,194,076, respectively. The income for the year ended December 31, 2022, relates to $1,607,995 of general and administrative costs related to on-going business expenses, $240,000 of management fees for administrative services, offset by $7,704,725 in earnings on the Trust Account assets a gain on warrant derivative liability of $18,958,333 and a gain on deferred underwriting commissions of $582,750. The income for the year ended December 31, 2021, relates to $1,986,266 of general and administrative costs related to the formation of the Company and on-going expenses as we search for a Business Combination, $200,000 of management fees for administrative services, and $942,390 in offering costs expensed, offset by $31,065 in earnings on the Trust Account assets and gain on warrant derivative liability of $12,291,667.

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

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as described in this Annual Report. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,357,537 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendment continue to contain a redemption feature as described in this Annual Report.

Net Income per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the year ended December 31, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The earnings per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. For the year ended December 31, 2022 and 2021, the Company reported basic and diluted net income per common share of $0.39 and $0.15, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022 and 2021, we were not subject to any market or interest rate risk. To date, our efforts have been limited to organizational activities and activities relating to the public offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. On March 29, 2021, we invested the funds held in the Trust Account in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of those investments, we believe there was no associated material exposure to interest rate risk.

At December 31, 2022, $13,850,950 was held in the Trust Account for the purposes of consummating a Business Combination. If we complete a Business Combination before September 29, 2023, the funds in the Trust Account will be used to pay for the Business Combination, redemptions of Class A common stock, if any, and accrued expenses related to the Business Combination. Any funds remaining will be made available to us to provide working capital to finance our operations.

The Company has not engaged in any hedging activities since its inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Landcadia Holdings IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landcadia Holdings IV, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2023. The Company has not identified a viable business combination target as of the issuance date of these financial statements. There is also no approved plan in place to extend the business combination deadline beyond September 29, 2023 nor does the Company have sufficient capital resources to fund a required extension payment or ongoing operations, including the continued search for a viable target for any period of time after September 29, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Portland, ME

April 24, 2023

Landcadia Holdings IV, Inc.

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS

Current assets:
Cash	$1,557,716	$41,301
Prepaid expenses	197,366	1,044,879
Total current assets	1,755,082	1,086,180

Cash and marketable securities held in trust account	13,850,950	500,031,065
Total assets	$15,606,032	$501,117,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$803,254	$707,734
Notes payable, affiliates	1,573,712	853,712
Income tax payable	1,427,375	—
Total current liabilities	3,804,341	1,561,446

Deferred underwriting commissions	—	17,500,000
Warrant derivative liability	2,083,333	21,041,666
Total liabilities	$5,887,674	$40,103,112
Commitments	—	—

Class A common stock subject to possible redemption, 1,357,537 and 50,000,000 shares at redemption value of $10.20 and $10.00 per share, respectively	$13,850,950	$500,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 1,357,537 and 50,000,000 shares subject to possible redemption, respectively)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Accumulated deficit	(4,133,842)	(38,987,117)
Total stockholders’ deficit	(4,132,592)	(38,985,867)
Total liabilities and stockholders’ deficit	$15,606,032	$501,117,245

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Operations

	Year ended
	December 31,2022	December 31,2021
Expenses:
General and administrative expenses	$1,265,245	$3,128,656
Loss from operations	(1,265,245)	(3,128,656)
Other income:
Interest income	7,704,725	31,065
Gain on warrant derivative liability	18,958,333	12,291,667
Total income	26,663,058	12,322,732

Income before taxes	25,397,813	9,194,076
Income tax provision	(1,427,375)	—

Net income	$23,970,438	$9,194,076

Class B basic and diluted income per share:
Net income per share	$0.39	$0.15
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000

Class A basic and diluted income per share:
Net income per share	$0.39	$0.15
Basic and diluted weighted average number of shares outstanding	49,600,199	50,000,000

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Changes in Stockholders’ Deficit

	Class B common stock		Additional		Subscription note	Total
	Shares	Amount	paid-in capital	Accumulated deficit	receivable, affiliates	Stockholders’ Deficit
Balance, December 31, 2020	7,187,500	$719	$281	$—	$(1,000)	$—
Class B shares issued	7,187,500	719	9,281	—	(10,000)	—
Excess cash received over fair value of sponsor warrants	—	—	1,333,334	—	—	1,333,334
Class A shares issued, less fair value of public warrants	—	—	477,833,333	—	—	477,833,333
Underwriters commissions and offering costs	—	—	(27,357,610)	—	—	(27,357,610)
Class A shares subject to redemption	—	—	(451,818,807)	(48,181,193)	—	(500,000,000)
Shares forfeited	(1,875,000)	(188)	188	—	—	—
Payment of affiliate note receivable	—	—	—	—	11,000	11,000
Net income	—	—	—	9,194,076	—	9,194,076
Balance, December 31, 2021	12,500,000	$1,250	$—	$(38,987,117)	$—	$(38,985,867)
Net income	—	—	—	23,970,438	—	23,970,438
Remeasurement of class A shares subject to redemption	—	—	—	(6,034,413)	—	(6,034,413)
Underwriters commissions and offering costs	—	—	—	16,917,250	—	16,917,250
Balance, December 31, 2022	12,500,000	$1,250	$—	$(4,133,842)	$—	$(4,132,592)

The accompanying notes are an integral part of these financial statements.

Landcadia Holdings IV, Inc.

Statements of Cash Flows

	Year ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$23,970,438	$9,194,076
Adjustments to reconcile net income to net cash used in operating activities:
Trust account interest income	(7,704,725)	(31,065)
Gain on deferred underwriting commissions	(582,750)	—
Gain on warrant derivative liability	(18,958,333)	(12,291,667)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	847,513	(1,044,879)
Increase (decrease) in accounts payable and accrued liabilities	95,520	707,734
Increase (decrease) in income taxes payable	1,427,375	—
Net cash provided by (used in) operating activities	$(904,962)	$(3,465,801)

Cash flows from investing activities:
Cash withdrawn from trust account for redemptiom payments	$492,183,463	$—
Cash withdrawn from trust account for tax payments	1,701,377	—
Cash deposited in trust account	—	(500,000,000)
Net cash provided by (used in) investing activities	$493,884,840	$(500,000,000)

Cash flows from financing activities:
Proceeds from public offering	$—	$500,000,000
Proceeds from sale of private placement warrants	—	12,500,000
Class A share redemptions	(492,183,463)	—
Proceeds from affiliate notes payable	720,000	853,712
Payment for underwriting discounts	—	(9,057,610)
Payment of offering costs	—	(602,685)
Payment of offering costs in affiliate notes payable	—	(197,315)
Proceeds from stock subscriptions receivable, affiliates	—	11,000
Net cash provided by (used in) financing activities	$(491,463,463)	$503,507,102

Net increase in cash and cash equivalents	$1,516,415	$41,301
Cash and cash equivalents at beginning of period	41,301	—
Cash and cash equivalents at end of period	$1,557,716	$41,301

Supplemental schedule of non-cash financing activities:
Initial classification of common shares subject to possible conversion	$—	$500,000,000
Remeasurement of class A common shares subject to redemption	$6,034,413	$—
Deferred underwriting commissions	$(17,500,000)	17,500,000
Initial warrant derivative liability	$—	$33,333,333

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

All activity through December 31, 2022 relates to the Company’s formation and its initial public offering of units (the “Public Offering”), which is described below, and to identifying a target company for a Business Combination.

Sponsors

The Company’s sponsors are TJF LLC (“TJF”) and Jefferies Financial Group Inc. (“JFG” and, together with TJF, the “Sponsors”). TJF is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Liquidation and Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination before September 29, 2023, raises substantial doubt about its ability to continue as a going concern. If a Business Combination is not consummated by September 29, 2023, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 29, 2023.

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

The Company intends to finance its Business Combination in part with the proceeds from its $500,000,000 Public Offering and $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”) remaining after the redemptions in connection with the Extension Amendment (as defined below). On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants. See Notes 4 and 5.

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

On December 22, 2022, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which the Company must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders.

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000 (the Convertible Notes, as amended and restated, the “A&R Convertible Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2022 and 2021, the Company borrowed $786,856 and $426,856, respectively, from each of TJF and JUSH, or $1,573,712 and $853,712, in the aggregate, under the A&R Convertible Notes and the Convertible Notes, respectively. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. See Subsequent Events for further information.

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

The Company’s second amended and restated certificate of incorporation, as amended (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by September 29, 2023 (within 30 months from the closing of the Public Offering); or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by September 29, 2023, subject to applicable law. On December 22, 2022, the Company held the Special Meeting at which its stockholders the Extension to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. As of December 31, 2021, total assets held in trust were $500,031,065. As of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. As of December 31, 2022, $1,701,377 had been withdrawn from the Trust Account to pay Delaware franchise and Federal income taxes.

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

The Sponsors, the Company’s officers and directors and JUSH have entered into letter agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by September 29, 2023, or to provide for redemption in connection with a Business Combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by September 29, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

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

The Company will have until September 29, 2023, to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors, the Company’s officers and directors and JUSH have entered into letter agreements with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its Business Combination by September 29, 2023; however, the Sponsors, officers, directors and JUSH are entitled to liquidating distributions from the Trust Account with respect to Public Shares held by them if the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Pursuant to the letter agreements referenced above, the Sponsors, officers, directors and JUSH agreed that, if the Company submits the Business Combination to the Company’s public stockholders for a vote, such parties will vote their Founder Shares and any Public Shares in favor of the Business Combination.

Liquidity and Capital Resources

As of December 31, 2022, we had an unrestricted balance of $1,557,716 as well as cash and accrued interest held in the Trust Account of $13,850,950. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,000,000, each, or an aggregate of $2,000,000, as may be required for ongoing business expenses and the Business Combination. As of December 31, 2022 and 2021, $1,573,712 and $853,712, respectively, had been borrowed under the A&R Convertible Notes and Convertible Notes, respectively. TJF and JUSH will each have the option to convert any amounts outstanding under their respective A&R Convertible Note into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

If the Company’s costs of identifying a target business, related due diligence and negotiating a Business Combination are more than have been estimated, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company has until September 29, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, other than those included herein.

On March 1, 2023, the Company borrowed an additional $200,000 from TJF and JUSH, or $400,000 in the aggregate, under the A&R Convertible Notes for on-going operating expenses. On March 28, 2023, the Company amended the A&R Convertible Notes allowing for borrowings up to $1,250,000, from each of TJF and JUSH, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. In addition, the Maturity Date was extended to September 29, 2023.

Fiscal Year End

The Company has a December 31 fiscal year-end.

2.Summary of Significant Accounting Policies

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

Cash and Cash equivalents

The Company considers cash equivalents to be all short-term investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

Prepaid Expenses

Prepaid expenses of $197,366 consist of premiums for directors and officers’ insurance. These premiums will be amortized over the 2-year term of the agreement.

Offering Costs

Total offering costs were $800,000 and consisted of legal, accounting, and other costs incurred in connection with the formation and preparation of the Public Offering. Initial underwriting commissions for the Public Offering were $27,500,000, of which $17,500,000 were deferred until the completion of the Business Combination. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated $942,390 of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Public Offering. With the waiving of the Deferred Discount on December 23, 2022, a gain from the cancellation of deferred underwriting commissions of $582,750 has been recorded as a Gain on deferred underwriting commissions at December 31, 2022.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were $803,254 and $707,734 as of December 31, 2022 and 2021, respectively, and primarily consist of accrued legal fees that are contingent on a Business Combination and Delaware franchise tax expenses.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the years ended December 31, 2022 and 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 4 for all periods presented.

See Note 8 for further information.

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

There were no unrecognized tax benefits as of December 31, 2022 and 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

See Note 9 for further information.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.Stockholders’ Equity

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

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,357,537 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendment continue to contain a redemption feature as described in this Annual Report.

For further information on the Founder Shares, see Note 5.

4.Public Offering

Public Units

In the Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one Public Warrant. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act no later than 15 business days following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to use its best efforts to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, If the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(l) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to September 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors, JUSH or their affiliates, without taking into account any Founder Shares held by the Sponsors or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

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

Underwriting Commissions

The Company paid an underwriting discount of $10,000,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on March 29, 2021, with an additional fee (“Deferred Discount”) of $17,500,000 ($0.35 per Unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount was to become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. With the waiving of the Deferred Discount, the Company reversed the liability by recording a gain on deferred underwriting commissions of $582,750 as a reduction to general and administrative expenses in the Statement of Operations and the remainder $16,917,250 recorded as an adjustment to Accumulated deficit in the Balance Sheet. See Note 5 for further information on underwriting commissions.

5.Commitments and Related Party Transactions

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

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, at least 20% of the total number of all shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsors, officers, directors or JUSH upon conversion of working capital loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2022 and 2021, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

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

Underwriting Commissions

Jefferies LLC is the underwriter of the Public Offering, and its indirect parent, JFG, beneficially owns 50.0% of the Founder Shares. Jefferies LLC received all of the underwriting discount that was due at the closing of the Public Offering and was to receive the additional Deferred Discount payable from the Trust Account upon completion of the Business Combination. On December 23, 2022, Jefferies LLC waived any entitlement to the Deferred Discount in respect of any Business Combination. See Note 4 for further information regarding underwriting commissions.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $240,000 and $200,000 as of December 31, 2022 and 2021, respectively.

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

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,000,000, or an aggregate of $2,000,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor

Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2022 and 2021, the Company borrowed $786,856 and $426,856, respectively, from each of TJF and JUSH, or $1,573,712 and $853,712, in the aggregate, under the A&R Convertible Notes and the Convertible Notes, respectively. See Note 1 —Subsequent Events for further information.

6.Derivative Financial Instruments

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

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of December 31, 2021, JUSH and TJF each owned 4,166,666 Sponsor Warrants. As of December 31, 2022 and 2021, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the initial purchasers of the Sponsor Warrants, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the initial purchasers of the Sponsor Warrants, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to September 29, 2023, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

As of March 29, 2021, the initial value of our Public Warrants and Sponsor Warrants were $22,166,667 and $11,166,666, respectively. As of December 31, 2022, the value of our Public Warrants and Sponsor Warrants were $1,250,000 and $833,333, respectively. As of December 31, 2021, the value of our Public Warrants and Sponsor Warrants were $12,625,000 and $8,416,666, respectively. For the year ended December 31, 2022 and 2021, we recorded a gain related to the change in fair value of warrant derivative liability of $18,958,333 and $12,291,667, respectively, in other income and expense on our statement of operations.

For further information on our warrants, see Notes 4 and 5.

7.Fair Value Measurements

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$13,850,950	$—	$—	$13,850,950

Warrant derivative liability
Public Warrants	$1,250,000	$—	$—	$1,250,000
Sponsor Warrants	—	833,333	—	833,333
Total Warrant derivative liability	$1,250,000	$833,333	$—	$2,083,333

	Fair Value measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$500,031,065	$—	$—	$500,031,065

Warrant derivative liability
Public Warrants	$12,625,000	$—	$—	$12,625,000
Sponsor Warrants	—	8,416,666	—	8,416,666
Total Warrant derivative liability	$12,625,000	$8,416,666	$—	$21,041,666

8.Net Income Per Common Share

A reconciliation of net income per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Year ended December 31, 2022		Year ended December 31, 2021
	Class A	Class B	Class A	Class B
Net income	$19,176,350	$4,794,088	$7,355,261	$1,838,815

Basic and diluted weighted average number of shares	49,600,199	12,500,000	50,000,000	12,500,000
Basic and diluted income per share	$0.39	$0.39	$0.15	$0.15

All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis.

9.Income Taxes

The tax provision consisted of the following:

	December 31, 2022	December 31, 2021
Current income taxes	$1,427,375	$—
Deferred income taxes	—	—
Total income taxes	$1,427,375	$—

A reconciliation of the income tax expense (benefit) is as follows:

	December 31, 2022	December 31, 2021
Income tax expense at statutory rate (21.0%)	$5,333,541	$1,930,756
Non-taxable gain on warrant derivatives	(3,981,250)	(2,581,250)
Non-deductible expenses	—	197,902
Non-taxable gain on deferred underwriting commissions	(122,378)
State income tax, net of federal tax benefit	—	—
Valuation allowance on deferred tax asset	197,462	452,592
Total	1,427,375	—
Effective tax rate	5.8%	0.0%

The Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset:
Start-up costs	$650,054	$420,266
Net operating loss carryforward	—	32,326
Total deferred tax asset	$650,054	$452,592
Valuation allowance	(650,054)	(452,592)
Deferred tax asset, net of current allowance	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance were $197,462 and $452,952, respectively, which resulted in no income tax expense (benefit) for this period.

As of December 31, 2022, the Company had no net operating loss carryovers available to offset future taxable income. As of December 31, 2021, the Company had $153,935 of U.S. federal net operating loss carryovers available to offset future taxable income.

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for 2022 and 2021 remain open and subject to examination. The Company considers Texas to be a significant state tax jurisdiction.

10.Selected Quarterly Financial Data (unaudited)

Quarterly financial data for 2022 and 2021 are as follows:

2022	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$(460,187)	$(462,949)	$(380,650)	$38,541
Net income (loss)	$10,172,635	$4,315,614	$5,467,610	$4,014,579
Class A basic and diluted net income (loss) per share	$0.16	$0.07	$0.09	$0.07
Class B basic and diluted net income (loss) per share	$0.16	$0.07	$0.09	$0.07

2021	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
General and administrative expenses	$(1,286,900)	$(31,242)	$(936,560)	$(873,954)
Net income (loss)	$(953,567)	$10,900,924	$321,123	$(1,074,404)
Class A basic and diluted net income per share	$(0.02)	$0.17	$0.01	$(0.02)
Class B basic and diluted net income per share	$(0.02)	$0.17	$0.01	$(0.02)

Schedule II Valuation of Qualifying Accounts

	Balance at	Charges	Charges
	Beginning	(credits) to	(credits) to		Balance at
Description	of Period	expense	other accounts	Write-offs	End of Period
Deferred tax valuation allowance:
December 31, 2022	$452,592	$197,462	$—	$—	$650,054
December 31, 2021	$—	$452,592	$—	$—	$452,592

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and recording of accrued interest income. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). In connection with this Annual Report and based on our assessments and those criteria, management determined that we did not maintain effective internal controls over financial reporting as of December 31, 2022 due to a material weakness in disclosure controls over financial reporting related to the Company’s accounting for complex financial instruments.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Tilman J. Fertitta	65	Co-Chairman and Chief Executive Officer
Richard Handler	61	Co-Chairman and President
Richard H. Liem	69	Vice President and Chief Financial Officer
Steven L. Scheinthal	61	Vice President, General Counsel and Secretary
Nicholas Daraviras	48	Vice President, Acquisitions
Scott Kelly	58	Director
Dona Cornell	61	Director
Michael S. Chadwick	70	Director

Tilman J. Fertitta has been our Co-Chairman and Chief Executive Officer since February 5, 2021. He was previously Co-Chairman and Chief Executive Officer of Landcadia Holdings, Inc. (“Landcadia I”) from September 15, 2015 through the consummation of the Waitr Incorporated business combination, and he served on the board of directors of Waitr Holdings Inc. from the closing of their business combination in November 2018 through June 2021. He served as Chairman and Chief Executive Officer of GNOG Inc. (“GNOG”) from February 14, 2019 until its merger with DraftKings Inc. in May 2022. He also served as Co-Chairman and Chief Executive Officer of Landcadia Holdings III, Inc. (“Landcadia III”) from August 24, 2020 until the consummation of the HMAN Group Holdings Inc. (together with its direct and indirect subsidiaries, collectively, “Hillman”) business combination. Since August 2010, Mr. Fertitta has been the sole shareholder, chairman and Chief Executive Officer of FEI, which owns the NBA’s Houston Rockets, the restaurant conglomerate Landry’s, Inc. (“Landry’s”) and the Golden Nugget Casinos and is recognized today as a global leader in the dining, hospitality, entertainment and gaming industries. Mr. Fertitta was the sole shareholder at the time he took Landry’s public in 1993, and after 17 years as a public company, he was the sole shareholder in taking Landry’s private in 2010. Mr. Fertitta currently serves as Chairman of the Houston Children’s Charity, the Houston Police Foundation, and is currently the Chairman of the Board of Regents for the University of Houston. He is also on the Executive Committee of the Houston Livestock Show and Rodeo, one of the nation’s largest charitable organizations. He also serves on the boards of the Texas Heart Institute and the Greater Houston Partnership. We believe Mr. Fertitta is qualified to serve on our board of directors based on his experience in the dining industry and as a public company director.

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

Richard H. Liem has been our Vice President and Chief Financial Officer since February 5, 2021. He previously served as Vice President and Chief Financial Officer of Landcadia I from September 15, 2015 through the consummation of the Waitr business combination, as Landcadia II’s Vice President and Chief Financial Officer from February 14, 2019 until the GNOG Business Combination and he served on the GNOG Inc. board of directors until its merger with DraftKings Inc. in May 2022. He also served as

Vice President and Chief Financial Officer of Landcadia III from August 24, 2020 until the consummation of the Hillman business combination Mr. Liem currently serves as Chief Financial Officer and Executive Vice President of Golden Nugget, LLC. Mr. Liem has been the Chief Financial Officer of Landry’s Restaurants, Inc. (a subsidiary of Golden Nugget, LLC.) since June 11, 2004 and serves as its Executive Vice President and Principal Accounting Officer. He joined Landry’s Restaurants, Inc. in 1999 as the Corporate Controller. Mr. Liem joined Landry’s from Carrols Corporation, where he served as the Vice President of Financial Operations from 1994 to 1999. He served with the Audit Division of Price Waterhouse, L.L.P. from 1983 to 1994. He has been a Director of Landry’s, Inc. since 2009 and also serves as a director of Golden Nugget, LLC. Mr. Liem also serves on the compliance committee for Golden Nugget Atlantic City, LLC. In addition, he serves as the Executive Vice President and Chief Financial Officer of FEI, which is the holding company for Golden Nugget, Inc., Landry’s, Inc., and other assets owned and controlled by Tilman J. Fertitta. Mr. Liem is a Certified Public Accountant and was first licensed in Texas in 1989.

Steven L. Scheinthal has been our Vice President, General Counsel and Secretary since February 5, 2021. He previously served as Vice President, General Counsel and Secretary of Landcadia I from September 15, 2015, through the consummation of the Waitr business combination, and he currently serves on the board of directors of Waitr Holdings Inc. He served as Vice President, General Counsel and Secretary of Landcadia II from February 14, 2019 through the consummation of the GNOG Business Combination and he served on the board of directors of GNOG Inc. until its merger with DraftKings Inc. in May 2022. He also served as Vice President, General Counsel and Secretary of Landcadia III from August 24, 2020 until the consummation of the Hillman business combination. Mr. Scheinthal has served as a member of the board of directors of Landry’s since its IPO in 1993 and as its Executive Vice President or Vice President of Administration, General Counsel and Secretary since September 1992. He also serves as a member of the board of directors, Executive Vice President and General Counsel of FEI, which is the holding company for Landry’s, the Golden Nugget Hotels and Casinos and other assets owned and controlled by Tilman J. Fertitta. He devotes a substantial amount of time on behalf of all FEI companies, including Landry’s and Golden Nugget, to acquisitions, financings, human resources, risk, benefit and litigation management, union, lease and contract negotiations, trademark oversight and licensing and is primarily responsible for compliance with all federal, state and local laws. He was also primarily responsible for Landry’s corporate governance and SEC compliance from its initial public offering and during the 17 plus years Landry’s operated as a public company. We believe the foregoing experience provides the Company with valuable insight, skills and perspective. Prior to joining Landry’s, he was a partner in the law firm of Stumpf  & Falgout in Houston, Texas. Mr. Scheinthal represented Landry’s for approximately five years before becoming part of the organization. He has been licensed to practice law in the state of Texas since 1984.

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

Scott Kelly has served on our board of directors since March 2021. He served as director of Landcadia II from May 12, 2020 through the consummation of the GNOG business combination and continued as a director on the board of GNOG Inc. following the GNOG Business Combination until its merger with DraftKings Inc. in May 2022 and served as director of Landcadia III from October 8, 2020 until the consummation of the Hillman business combination. Mr. Kelly is a former NASA astronaut and retired U.S. Navy Captain, U.S. spaceflight record holder and an experienced test pilot having logged more than 15,000 hours of flight time in more than 40 different aircraft and spacecraft. A former fighter pilot, Mr. Kelly flew the F-14 Tomcat aboard the aircraft carrier, USS Dwight D. Eisenhower. Mr. Kelly was selected by NASA as an astronaut in 1996. A veteran of four space flights, he piloted Space Shuttle Discovery to the Hubble space telescope in 1999 and, subsequently, commanded Space Shuttle Endeavor on a mission to the International Space Station in 2007. His long-duration space flight experience includes two flights on the Russian Soyuz spacecraft, launching and landing from Kazakhstan and two stays aboard the International Space Station as commander, the first a 159-day mission in 2010-2011 followed by his recorded-breaking 340-day mission to the international space station in 2015. During his year-long mission, known worldwide as the “Year In Space,” he conducted three spacewalks before returning home in March 2016. Mr. Kelly has received many awards and honors, including the Defense Superior Service Medal, the Legion of Merit and Distinguished Flying Cross. Mr. Kelly also was recognized at the 2015 State of the Union Address by U.S. President Barack Obama. Mr. Kelly is a Fellow of the Society of Experimental Test Pilots and a member of the Association of Space Explorers. Mr. Kelly was appointed Champion for Space by the United Nations

Office for Outer Space Affairs. Mr. Kelly serves on the audit and compliance committees of Golden Nugget Atlantic City, LLC, an indirect subsidiary of FEI. Since his departure from NASA in April 2016, Mr. Kelly founded Mach 25 LLC, through which he has been active as a motivational speaker and author. In 2016, he published a New York Times bestseller memoir, “Endurance” and a children’s picture book; more recently, he published “Infinite Wonder,” a collection of extraordinary images he photographed aboard international space station, also a New York Times bestseller. We believe Mr. Kelly is well-qualified to serve on our board of directors due to his extensive and unique leadership experience.

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

Number and Terms of Office of Officers and Directors

Our board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Kelly, who was elected to a new term at the Special Meeting, will expire at the fourth annual meeting (or special meeting in lieu thereof). The term of office of the second class of directors, consisting of Mr. Handler and Mr. Chadwick, will expire at the second annual meeting of stockholders (or special meeting in lieu thereof). The term of office of the third class of directors, consisting of Mr. Fertitta and Ms. Cornell, will expire at the third annual meeting of stockholders (or special meeting in lieu thereof).

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors, subject to the phase-in rules of Nasdaq listing standards. The board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Ms. Cornell, Mr. Chadwick and Mr. Kelly. Mr. Kelly, Mr. Chadwick and Ms. Cornell are each an independent director. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders who wish to nominate a director for election to our board should follow the procedures set forth in our bylaws.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial Business Combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or to entities that are not themselves in the business of engaging in Business Combinations. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsors, officers, directors and JUSH have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our Sponsors, officers, directors and JUSH have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination by September 29, 2023. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Sponsor Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Sponsor Warrants will expire worthless. With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable until the earlier of: (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the reported closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30—trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Sponsor Warrants and the Class A common stock underlying such Sponsor Warrants, are not transferable, assignable or saleable or their permitted transferees until 30 days after the completion of our initial Business Combination. Since our Sponsors, officers and directors and JUSH may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.
●	Our Sponsors, officers, directors or JUSH may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as on May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH. Following such amendments, the Company may borrow $1,250,000 from each of TJF and JUSH, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of December 31, 2022 and 2021, the Company borrowed $786,856 and $426,856, respectively, from each of TJF and JUSH, or $1,573,712 and $853,712, in the aggregate, under the A&R Convertible Notes and the Convertible Notes, respectively. In the future, we may obtain additional loans from our Sponsors, JUSH or another affiliate of one of our Sponsors or any of our officers or directors, to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of the A&R Convertible Notes and such other loans, in the aggregate, may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Sponsor Warrants, including as to exercise price, exercisability and exercise period.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Tilman J. Fertitta(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Sole Shareholder, Chairman and Chief Executive Officer
	Fertitta Hospitality, LLC and its affiliates and wholly owned subsidiaries(3)	Dining and hospitality company	Member and President
	DraftKings Inc.(2)	Online Gaming	Director
Richard Handler(1)	Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) and its affiliates and wholly owned subsidiaries(2)	Diversified holding company	Director and Chief Executive Officer
Richard H. Liem(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Director, Executive Vice President and Principal Accounting Officer
Steven L. Scheinthal(1)	Fertitta Entertainment, Inc. and its affiliates and wholly owned subsidiaries(2)	Dining, hospitality, NBA Team, entertainment and gaming company	Director, Executive Vice President and General Counsel
	Fertitta Hospitality, LLC and its wholly owned subsidiaries(3)	Dining and hospitality company	Secretary
	Waitr Holdings Inc.(2)	Food ordering and delivery company	Director
Nicholas Daraviras(1)	Jefferies Financial Group Inc. (f/k/a Leucadia National Corporation) and its affiliates and wholly owned subsidiaries(2)	Diversified holding company	Managing Director
	Fiesta Restaurant Group(2)	Restaurant operator and franchisor	Director
Scott Kelly(1)	Golden Nugget Atlantic City, LLC(2)	Gambling	Member of audit and compliance committees
Dona Cornell(1)	University of Houston(2)	Education	Vice President for Legal Affairs and General Counsel
Michael S. Chadwick(1)	Chadwick Capital Advisors, LLC(2)	Investment banking services	Managing Director and Principal
	Landry’s, Inc.(2)	Dining and hospitality company	Director
	Moody-Price, LLC(2)	Distribution of instrumentation, filtration, measurement and control and high pressure products	Director
	Trophy Windows, LLC(2)	Window manufacturer	Director
	Lone Star Industrial Materials, LLC(2)	Materials manufacturer	Director
	Golden Nugget Atlantic City, LLC(2)	Gambling	Member of audit and compliance committees
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

Limitation on Liability and Indemnification of Officers and Directors

Our Charter provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Charter. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they acquired in the Public Offering or thereafter (in the event we do not consummate an initial Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

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

TJF and JUSH, each own 50.0% of the 12,500,000 issued and outstanding Founder Shares. The following table sets forth information regarding the beneficial ownership of our common stock as of April 21, 2023, by:

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

	Number of	Approximate	Number of	Approximate
	Shares of	Percentage of	Shares of	Percentage of	Approximate
	Class A	Outstanding	Class B	Outstanding	Percentage of
	Common	Shares of	Common	Shares of	Outstanding
	Stock	Class A	Stock	Class B	Shares of
	Beneficially	Common	Beneficially	Common	Common
Name and Address of Beneficial Owner(1)	Owned	Stock	Owned(2)	Stock	Stock
Tilman J. Fertitta(2)	—	—	—	—	—
Richard Handler	—	—	—	—	—
Richard H. Liem	—	—	—	—	—
Steven L. Scheinthal	—	—	—	—	—
Nicholas Daraviras	—	—	—	—	—
Scott Kelly	—	—	—	—	—
Dona Cornell	—	—	—	—	—
Michael S. Chadwick	—	—	—	—	—
All officers and directors as a group (eight individuals)	—	—	—	—	—

Holders of more than 5% of Landcadia Holdings IV, Inc. outstanding shares of common stock
TJF, LLC(2)	—	—	6,250,000	50.0%	45.1%
Jefferies US Holdings LLC(3)	—	—	6,250,000	50.0%	45.1%
(1)

This table is based on 13,857,537 shares of common stock outstanding at April 21, 2023, of which 1,357,537 were Class A common stock and 12,500,000 were Founder Shares. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Landcadia Holdings IV, Inc., 1510 West Loop South, Houston, Texas 77027.

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

TJF and JUSH beneficially own 90.2% of the issued and outstanding shares of our common stock. Because of this ownership block, the holders of our Founder Shares may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our Charter and approval of significant corporate transactions, including approval of our initial Business Combination. However, if certain amendments to the Charter are proposed in connection with an initial Business Combination, we may also require the approval of the holders of Public Shares voting as a separate class.

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

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to. Following such amendments, the Company may borrow $1,250,000 from each of TJF and JUSH, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

On December 22, 2022, we held the Special Meeting at which our stockholders approved the Extension Amendment to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. As of December 31, 2022, we had a balance in cash and investments held in trust of $13,850,950. As of December 31, 2022, $1,701,378 had been withdrawn from the Trust Account to pay Delaware franchise and Federal income taxes.

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

We have agreed to pay Fertitta Entertainment, Inc. (an affiliate of TJF) a total of $20,000 per month for office space, utilities and secretarial and administrative support ending on the earlier of the completion of a Business Combination or the Company’s liquidation

We will pay each of our independent directors $100,000 at the closing of our initial Business Combination for services rendered as a board member prior to the completion of our initial Business Combination and may pay, at the closing of our initial Business Combination, a customary financial advisory fee to an affiliate of JFG in an amount that constitutes a market standard financial advisory fee for comparable transactions. Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsors, officers and directors, or any affiliate of one of our Sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is). However, we are not prohibited from engaging an affiliate of JFG, one of our Sponsors, or its affiliates as financial advisors in connection with our initial Business Combination and paying a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions, although we are not under any contractual obligation, and have no present intent, to do so. However, these individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. We do not have a policy that prohibits our Sponsors, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsors, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On May 10, 2021, the Company issued the Convertible Notes to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the business combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH. Following such amendments, the Company may borrow $1,250,000 from each of TJF and JUSH, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

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

The holders of the Founder Shares, Sponsor Warrants, warrants issuable upon conversion of the A&R Convertible Notes, shares of Class A common stock issuable upon conversion of the Founder Shares, Sponsor Warrants or warrants issuable upon conversion of the A&R Convertible Notes are entitled to registration rights. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, JFG and JUSH may not exercise their demand and “piggyback” registration rights after five and seven years, respectively after the effective date of the registration statement relating to the Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 14. Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended	For the Year ended
	December 31, 2022	December 31, 2021
Audit Fees (1)	$30,900	$35,083
Audit-Related Fees (2)	$39,363	$36,050
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
Total	$70,263	$71,133
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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
(b)

Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit
Number	Description
3.1(1)	Second Amended and Restated Certificate of Incorporation, as corrected.

3.2(2)	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation.

3.2(3)	Bylaws

4.1(3)	Specimen Unit Certificate

4.2(3)	Specimen Class A Common Stock Certificate

4.3(3)	Specimen Warrant Certificate

4.4(4)	Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Registrant

4.5*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(4)	Insider Letter, dated March 24, 2021, by and among the Company, its officers, its directors, TJF, LLC and Jefferies Financial Group Inc.

10.2(4)	Investment Management Trust Agreement, dated March 24, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(4)	Registration Rights Agreement, dated March 24, 2021, by and among the Company, TJF, LLC and Jefferies Financial Group Inc.

10.4(4)	Private Placement Warrants Purchase Agreement, dated March 24, 2021, by and among the Company, TJF, LLC and Jefferies Financial Group Inc.

10.5(4)	Administrative Support Agreement, dated March 24, 2021, by and among the Company and Fertitta Entertainment, Inc.

10.6(3)	Form of Indemnity Agreement.

10.7(5)	Convertible Promissory Note, dated May 10, 2021, issued to TJF, LLC.

10.8(5)	Convertible Promissory Note, dated May 10, 2021, issued to Jefferies Financial Group Inc.

10.9(6)	Insider Letter, dated March 25, 2022, by and between the Company and Michael S. Chadwick.

10.10(7)	Amended and Restated Convertible Promissory Note, dated as of July 22, 2022, issued to TJF, LLC.

10.10(7)	Amended and Restated Convertible Promissory Note, dated as of July 22, 2022, issued to Jefferies US Holdings LLC.

10.11(8)	Second Amended and Restated Convertible Promissory Note, dated as of March 28, 2023, issued to TJF, LLC.

10.12(8)	Second Amended and Restated Convertible Promissory Note, dated as of March 28, 2023, issued to Jefferies US Holdings LLC.

14(3)	Code of Ethics

24*	Power of Attorney (included in signature page)

99.1(3)	Audit Committee Charter

99.2(3)	Compensation Committee Charter

31.1*	Certificate of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certificate of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

***  XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an Exhibit to the Company’s Annual Report on Form 10-K (File No. 001-40283), filed with the SEC on April 14, 2022.
(2)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on December 29, 2022.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A (File No. 333-253100), filed with the SEC on March 17, 2021.
(4)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on March 30, 2021.
(5)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (File No. 001-40283), filed with the SEC on May 14, 2021.
(6)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on March 25, 2022.
(7)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on July 25, 2022.
(8)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on April 3, 2023.

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

Dated: April 24, 2023

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

Name	Title	Date

/s/ Tilman J. Fertitta	Chief Executive Officer and Co-Chairman	April 24, 2023
Tilman J. Fertitta	(Principal Executive Officer)

/s/ Richard H. Liem	Chief Financial Officer and Vice President	April 24, 2023
Richard H. Liem	(Principal Financial and Accounting Officer)

/s/ Richard Handler	President and Co-Chairman	April 24, 2023
Richard Handler

/s/ Scott Kelly	Director	April 24, 2023
Scott Kelly

/s/ Dona Cornell	Director	April 24, 2023
Dona Cornell

/s/ Michael S. Chadwick	Director	April 24, 2023
Michael Chadwick