Form 10-Q
period 2023-03-31
Landcadia Holdings IV, Inc.
filed 2023-05-15
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 12, 2023, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 1,357,537 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$135,830	$1,557,716
Prepaid expenses	91,837	197,366
Total current assets	227,667	1,755,082

Cash and marketable securities held in trust account	13,864,801	13,850,950
Total assets	$14,092,468	$15,606,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$706,091	$803,254
Notes payable, affiliates	1,973,712	1,573,712
Income tax payable	—	1,427,375
Total current liabilities	2,679,803	3,804,341

Warrant derivative liability	3,333,333	2,083,333
Total liabilities	$6,013,136	$5,887,674
Commitments	—	—

Class A common stock subject to possible redemption, 1,357,537 shares at redemption value of $10.21 and $10.20 per share, at March 31, 2023 and December 31, 2022, respectively	$13,864,801	$13,850,950

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock:
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 1,357,537 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Accumulated deficit	(5,786,719)	(4,133,842)
Total stockholders’ deficit	(5,785,469)	(4,132,592)
Total liabilities and stockholders’ deficit	$14,092,468	$15,606,032

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31, 2023	March 31, 2022
Expenses:
General and administrative expenses	$402,877	$460,187
Loss from operations	(402,877)	(460,187)
Other income (expense):
Interest income	13,851	7,823
Gain (loss) on warrant derivative liability	(1,250,000)	10,624,999
Total income (expense)	(1,236,149)	10,632,822

Income (loss) before taxes	(1,639,026)	10,172,635
Tax provision	—	—

Net income (loss)	$(1,639,026)	$10,172,635

Class B basic and diluted income (loss) per share:
Net income (loss) per share	$(0.12)	$0.16
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000

Class A basic and diluted income (loss) per share:
Net income (loss) per share	$(0.12)	$0.16
Basic and diluted weighted average number of shares outstanding	1,357,537	50,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Class B common stock		Additional		Total
	Shares	Amount	paid-in capital	Accumulated deficit	Stockholders’ Deficit
Balance, December 31, 2021	12,500,000	$1,250	$—	$(38,987,117)	$(38,985,867)
Net income	—	—	—	10,172,635	10,172,635
Balance, March 31, 2022 (unaudited)	12,500,000	$1,250	$—	$(28,814,482)	$(28,813,232)

Balance, December 31, 2022	12,500,000	$1,250	$—	$(4,133,842)	$(4,132,592)
Net loss	—	—	—	(1,639,026)	(1,639,026)
Remeasurement of class A shares subject to redemption	—	—	—	(13,851)	(13,851)
Balance, March 31, 2023 (unaudited)	12,500,000	$1,250	$—	$(5,786,719)	$(5,785,469)

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$(1,639,026)	$10,172,635
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(13,851)	(7,823)
Loss (Gain) on warrant derivative liability	1,250,000	(10,624,999)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	105,529	208,976
Increase (decrease) in accounts payable and accrued liabilities	(97,163)	(123,700)
Increase (decrease) in income taxes payable	(1,427,375)	—
Net cash provided by (used in) operating activities	(1,821,886)	(374,911)

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	—	31,065
Net cash provided by (used in) investing activities	—	31,065

Cash flows from financing activities:
Proceeds from affiliate notes payable	400,000	450,000
Net cash provided by financing activities	400,000	450,000

Net increase (decrease) in cash and cash equivalents	(1,421,886)	106,154
Cash and cash equivalents at beginning of period	1,557,716	41,301
Cash and cash equivalents at end of period	$135,830	$147,455

Supplemental schedule of non-cash financing activities:
Remeasurement of class A common shares subject to redemption	$13,851	$—

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

All activity through March 31, 2023 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

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

The Company intends to finance its Business Combination in part with proceeds from its $500,000,000 Public Offering and $12,500,000 private placement (the “Private Placement”) of private placement warrants (the “Sponsor Warrants”). On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of March 31, 2023, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants. See Notes 4 and 5.

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

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH have amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000 (the Convertible Notes, as amended and restated, the “A&R Convertible Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the earlier of (i) September 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of March 31, 2023, the Company had borrowed $986,856 from each of TJF and JUSH, or $1,973,712 in the aggregate, under the A&R Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team, JUSH or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by September 29, 2023 (within 30 months from the closing of the Public Offering) or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by September 29, 2023, subject to applicable law. On December 22, 2022, the Company held the Special Meeting at which its stockholders the Extension to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. As of March 31, 2023, total assets held in trust were $13,864,801.

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

Liquidity and Capital Resources

As of March 31, 2023, we had an unrestricted cash balance of $135,830 as well as cash held in the Trust Account of $13,864,801 with a negative working capital balance of $2,452,136. Our working capital needs were initially satisfied through the funds held outside of the Trust Account from the Public Offering and the Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,250,000, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. As of March 31, 2023, we had borrowed an aggregate of $1,973,712 under the A&R Convertible Notes and Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be all short-term investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Prepaid Expenses

As of March 31, 2023, prepaid expenses of $91,837 consist of advanced payments to taxing authorities. These prepayments will be utilized during 2023.

Offering Costs

Total offering costs were $800,000 and consisted of legal, accounting, and other costs incurred in connection with the formation and preparation of the Public Offering. Initial underwriting commissions for the Public Offering were $27,500,000, of which $17,500,000 were deferred until the completion of the Business Combination. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. Because the Public Warrants have been accounted for as a liability at fair value instead of equity, the Company applied the relative fair value method and allocated $942,390 of offering costs and underwriting commissions to expenses with the remainder charged to additional paid in capital at the closing of the Public Offering. With the waiving of the Deferred Discount on December 23, 2022, a gain from the cancellation of deferred underwriting commissions of $582,750 was recorded as a Gain on deferred underwriting commissions at December 31, 2022.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $706,091 and $803,254 as of March 31, 2023, and December 31, 2022, respectively, and primarily consist of accrued legal fees that are contingent on a Business Combination and Delaware franchise tax expenses.

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

Income (loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three months ended March 31, 2023 and 2022, the

Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Net income (loss)	$(160,625)	$(1,478,401)	$8,138,108	$2,034,527

Basic and diluted weighted average number of shares	1,357,537	12,500,000	50,000,000	12,500,000
Basic and diluted income (loss) per share	$(0.12)	$(0.12)	$0.16	$0.16

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

There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The effective tax rate was 0.0% for the three ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory rate of 21.0% in all periods due to the non-taxable gain on warrant derivative liability and the movement in the valuation allowance against deferred tax assets. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that it will more likely than not realize the benefit related to its deferred tax assets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.     Stockholders’ Deficit

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of March 31, 2023, JUSH and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,357,537 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendment on December 20, 2022, continue to contain the redemption feature as defined in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on April 25, 2023.

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

Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each Public Warrant will become exercisable 30 days after the completion of the Business Combination. However, if the Company does not complete the Business Combination on or prior to September 29, 2023, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of Public Warrants issued in connection with the Units during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors, JUSH or their affiliates, without taking into account any Founder Shares held by the Sponsors, JUSH or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

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

Underwriting Commissions

The Company paid an underwriting discount of $10,000,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on March 29, 2021, with an additional fee (“Deferred Discount”) of $17,500,000 ($0.35 per Unit sold) payable upon the Company’s completion of the Business Combination. The Deferred Discount was to become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. With the waiving of the Deferred Discount, the Company reversed the liability held on the books for the Deferred Discount. See Note 5 for further information on underwriting commissions.

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

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of March 31, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $60,000 for the three months ended March 31, 2023 and 2022, respectively.

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

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH increased the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000 (the “A&R Converitble Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) September 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. See Note 4 for terms of the warrants. As of March 31, 2023, the Company had borrowed $986,856 from each of TJF and JUSH, or $1,973,712 in the aggregate, under the A&R Convertible Notes. As of December 31, 2022, the Company had borrowed $786,856 from each of TJF and JUSH, or $1,573,712 in the aggregate, under the A&R Convertible Notes.

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

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of March 31, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants. As of March 31, 2023, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30  days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

As of March 31, 2023, the value of our Public Warrants and Sponsor Warrants were $2,000,000 and $1,333,333, respectively. For the three months ended March 31, 2023, we recorded a loss related to the change in fair value of the warrant derivative liability of $1,250,000 and in the three months ended March 31, 2022 we recorded a gain related to the change in fair value of warrant derivative liability of $10,624,999, respectively, in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$13,864,801	$—	$—	$13,864,801

Warrant derivative liability
Public Warrants	$2,000,000	$—	$—	$2,000,000
Sponsor Warrants	—	1,333,333	—	1,333,333
Total Warrant derivative liability	$2,000,000	$1,333,333	$—	$3,333,333

	Fair Value measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash and marketable securities held in trust	$13,850,950	$—	$—	$13,850,950

Warrant derivative liability
Public Warrants	$1,250,000	$—	$—	$1,250,000
Sponsor Warrants	—	833,333	—	833,333
Total Warrant derivative liability	$1,250,000	$833,333	$—	$2,083,333

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. For example, statements made relating to future business combinations, use of proceeds of past securities offerings, future loans and conversions of warrants are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

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

On December 22, 2022, we held a special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) at which our stockholders approved an amendment to our second amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. On December 27, 2022, we filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust

Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 13,857,537 shares of common stock outstanding, which includes 1,357,537 shares of Class A common stock and 12,500,000 Founder Shares.

As of March 31, 2023, we had an unrestricted cash balance of $135,830, as well as cash and accrued interest held in the Trust Account of $13,864,801 with a negative working capital balance of $2,452,136. Our working capital needs were initially satisfied through the funds, held outside of the Trust Account, from the Public Offering and Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,250,000, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. As of March 31, 2023, $1,973,712 had been borrowed under the A&R Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

For the three months ended March 31, 2023 and 2022, we had net loss of $1,639,026 and net income of $10,172,635, respectively. Net income for the three months ended March 31, 2023 included $342,877 of general and administrative costs related the formation of the Company and on-going expenses as we search for a Business Combination and $60,000 in management fees, a loss on warrant derivative liability of $1,250,000, offset by $13,851 in earnings on the Trust Account assets. Net income for the three months ended March 31, 2022, related to $400,187 of general and administrative costs for on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by a gain of $10,624,999 in the change in the fair value of the warrant derivative liability and $7,823 in earnings on the Trust Account assets.

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

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company has determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,357,537 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendment on December 20, 2022, continue to contain the redemption feature as defined in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on April 25, 2023.

Income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three months ended March 31, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The income (loss) per common share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. For the three months ended March 31, 2023, the Company reported basic and diluted net loss per common share of $0.12 and for the three months ended March 31, 2022, the Company reported basic and diluted net income per common share of $0.16.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023 and 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and recording of accrued interest income. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 25, 2023. Any of such factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of March 31, 2023, JUSH and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of March 31, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH entered into the A&R Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) September 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of March 31, 2023, the Company had borrowed $986,856 from each of TJF and JUSH, or $1,973,712 in the aggregate, under the A&R Convertible Notes.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1(1)	Second Amended and Restated Convertible Promissory Note, dated as of March 28, 2023, issued to TJF, LLC.
10.2(1)	Second Amended and Restated Convertible Promissory Note, dated as of March 28, 2023, issued to Jefferies US Holdings LLC.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.
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

LANDCADIA HOLDINGS IV, INC.

		By:	/s/ Tilman J. Fertitta
			Name:	Tilman J. Fertitta
			Title:	Chief Executive Officer (principal executive officer)

		By:	/s/ Richard H. Liem
			Name:	Richard H. Liem
			Title:	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated:	May 15, 2023