Form 10-Q
period 2023-06-30
Landcadia Holdings IV, Inc.
filed 2023-08-10
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 8, 2023, 12,500,000 shares of Class B common stock, par value $0.0001 per share, and 1,357,537 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$10,208	$1,557,716
Prepaid expenses	37,598	197,366
Total current assets	47,806	1,755,082

Cash held in trust account	14,023,112	13,850,950
Total assets	$14,070,918	$15,606,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$674,281	$803,254
Notes payable, affiliates	1,973,712	1,573,712
Income tax payable	—	1,427,375
Total current liabilities	2,647,993	3,804,341

Warrant derivative liability	3,333,333	2,083,333
Total liabilities	$5,981,326	$5,887,674
Commitments	—	—

Class A common stock subject to possible redemption, 1,357,537 shares at redemption value of $10.32 and $10.20 per share, at June 30, 2023 and December 31, 2022, respectively	$14,009,752	$13,850,950

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock:
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 1,357,537 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Accumulated deficit	(5,921,410)	(4,133,842)
Total stockholders’ deficit	(5,920,160)	(4,132,592)
Total liabilities and stockholders’ deficit	$14,070,918	$15,606,032

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expenses:
General and administrative expenses	$148,051	$462,949	$550,928	$923,136
Loss from operations	(148,051)	(462,949)	(550,928)	(923,136)
Other income (expense):
Interest income	158,311	828,492	172,162	836,315
Gain (loss) on warrant derivative liability	—	3,750,000	(1,250,000)	14,374,999
Total income (expense)	158,311	4,578,492	(1,077,838)	15,211,314

Income (loss) before taxes	10,260	4,115,543	(1,628,766)	14,288,178
Tax benefit	—	200,071	—	200,071

Net income (loss)	$10,260	$4,315,614	$(1,628,766)	$14,488,249

Class B basic and diluted income (loss) per share:
Net income (loss) per share	$0.00	$0.07	$(0.12)	$0.23
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000	12,500,000	12,500,000

Class A basic and diluted income (loss) per share:
Net income (loss) per share	$0.00	$0.07	$(0.12)	$0.23
Basic and diluted weighted average number of shares outstanding	1,357,537	50,000,000	1,357,537	50,000,000

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Class B common stock		Additional		Total
	Shares	Amount	paid-in capital	Accumulated deficit	Stockholders’ Deficit
Balance, December 31, 2021	12,500,000	$1,250	$—	$(38,987,117)	$(38,985,867)
Net income	—	—	—	10,172,635	10,172,635
Balance, March 31, 2022 (unaudited)	12,500,000	$1,250	$—	$(28,814,482)	$(28,813,232)
Net income	—	—	—	4,315,614	4,315,614
Remeasurement of class A shares subject to redemption	—	—	—	(705,392)	(705,392)
Balance, June 30, 2022 (unaudited)	12,500,000	$1,250	$—	$(25,204,260)	$(25,203,010)

Balance, December 31, 2022	12,500,000	$1,250	$—	$(4,133,842)	$(4,132,592)
Net loss	—	—	—	(1,639,026)	(1,639,026)
Remeasurement of class A shares subject to redemption	—	—	—	(13,851)	(13,851)
Balance, March 31, 2023 (unaudited)	12,500,000	$1,250	$—	$(5,786,719)	$(5,785,469)
Net income	—	—	—	10,260	10,260
Remeasurement of class A shares subject to redemption	—	—	—	(144,951)	(144,951)
Balance, June 30, 2023 (unaudited)	12,500,000	$1,250	$—	$(5,921,410)	$(5,920,160)

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(1,628,766)	$14,488,249
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(172,162)	(836,315)
Loss (Gain) on warrant derivative liability	1,250,000	(14,374,999)
Deferred tax asset	—	(230,994)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	159,768	420,274
Increase (decrease) in accounts payable and accrued liabilities	(128,973)	(139,082)
Increase (decrease) in income taxes payable	(1,427,375)	30,923
Net cash provided by (used in) operating activities	$(1,947,508)	$(641,944)

Cash flows from investing activities:
Cash withdrawn from trust account for tax payments	$—	$105,147
Net cash provided by (used in) investing activities	$—	$105,147

Cash flows from financing activities:
Proceeds from affiliate notes payable	$400,000	$650,000
Net cash provided by financing activities	$400,000	$650,000

Net increase (decrease) in cash and cash equivalents	$(1,547,508)	$113,203
Cash and cash equivalents at beginning of period	1,557,716	41,301
Cash and cash equivalents at end of period	$10,208	$154,504

Supplemental schedule of non-cash financing activities:
Remeasurement of class A common shares subject to redemption	$158,802	$705,392

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

All activity through June 30, 2023 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

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

The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2021. The Company consummated the Public Offering of 50,000,000 units (the “Units”), at $10.00 per Unit on March 29, 2021, generating gross proceeds of $500,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Simultaneously with the closing of the Public Offering, the Company consummated the $12,500,000 private placement (the “Private Placement“) of an aggregate of 8,333,333 private placement warrants (the “Sponsor Warrants”) at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,500,000. Upon the closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the Sponsor Warrants in the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The underwriters did not exercise their option to purchase additional Units.

On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC (“JUSH”), a wholly owned subsidiary of Jefferies Group LLC. As of June 30, 2023, JUSH and TJF each owned 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants. See Notes 4 and 5.

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

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH have amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000 (the Convertible Notes, as amended and restated, the “A&R Convertible Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the earlier of (i) September 29, 2023 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of June 30, 2023, the Company had borrowed $986,856 from each of TJF and JUSH, or $1,973,712 in the aggregate, under the A&R Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team, JUSH or other third parties to operate or may be forced to liquidate. None of our Sponsors, JUSH, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

Trust Account

The proceeds held in the Trust Account can only be held as cash or invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by September 29, 2023 (within 30 months from the closing of the Public Offering) or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by September 29, 2023, subject to applicable law. On December 22, 2022, the Company held the Special Meeting at which its stockholders approved the Extension to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, the Company filed the Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders. As of June 30, 2023, total assets held in trust were $14,023,112.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the remaining net proceeds of the Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination or used to redeem Public Shares. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

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

Liquidity and Capital Resources

As of June 30, 2023, we had an unrestricted cash balance of $10,208 as well as cash held in the Trust Account of $14,023,112 with a negative working capital balance of $2,600,187. Our working capital needs were initially satisfied through the funds held outside of the Trust Account from the Public Offering and the Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,250,000, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. As of June 30, 2023, we had borrowed an aggregate of $1,973,712 under the A&R Convertible Notes and Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be all short-term investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period. Our financial instruments that are subject to fair value measurements consist of cash held in trust and warrant derivative liability. The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments. See Note 7 for further information.

Prepaid Expenses

As of June 30, 2023, prepaid expenses of $37,598 consist of advanced payments to taxing authorities. These prepayments will be utilized during 2023.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $674,281 and $803,254 as of June 30, 2023, and December 31, 2022, respectively, and primarily consist of accrued legal fees that are contingent on a Business Combination and Delaware franchise tax expenses.

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

Income (loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and six months ended June 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Class A	Class B	Class A	Class B
Net income (loss)	$1,005	$9,255	$3,452,491	$863,123

Basic and diluted weighted average number of shares	1,357,537	12,500,000	50,000,000	12,500,000
Basic and diluted income per share	$0.00	$0.00	$0.07	$0.07

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Net income (loss)	$(159,619)	$(1,469,147)	$11,590,599	$2,897,650

Basic and diluted weighted average number of shares	1,357,537	12,500,000	50,000,000	12,500,000
Basic and diluted income per share	$(0.12)	$(0.12)	$0.23	$0.23

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

There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The effective tax rate was 0.0% for the three and six months ended June 30, 2023 and (4.9)% and (1.4)% for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the statutory rate of 21.0% in all periods due to the non-taxable gain on warrant derivative liability and the movement in the valuation allowance against deferred tax assets. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that it will more likely than not realize the benefit related to its deferred tax assets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.     Stockholders’ Deficit

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of June 30, 2023, JUSH and TJF each owned 6,250,000 Founder Shares. The financial statements reflect the changes in stock retroactively for all periods presented. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,357,537 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendment on December 20, 2022, continue to contain the redemption feature as defined in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on April 25, 2023.

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

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of June 30, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $60,000 and $120,000 for the three and six months ended June 30, 2023 and 2022, respectively.

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

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH increased the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000 (the “A&R Converitble Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) September 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. See Note 4 for terms of the warrants. As of June 30, 2023, the Company had borrowed $986,856 from each of TJF and JUSH, or $1,973,712 in the aggregate, under the A&R Convertible Notes. As of December 31, 2022, the Company had borrowed $786,856 from each of TJF and JUSH, or $1,573,712 in the aggregate, under the A&R Convertible Notes.

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

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of June 30, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants. As of June 30, 2023, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30  days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants except that the Sponsor Warrants may be exercised on a cashless basis. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value.

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

As of June 30, 2023, the value of our Public Warrants and Sponsor Warrants were $2,000,000 and $1,333,333, respectively. For the three and six months ended June 30, 2023, we recorded a loss related to the change in fair value of the warrant derivative liability of $0 and 1,250,000, respectively. In the three and six months ended June 30, 2022 we recorded a gain related to the change in fair value of warrant derivative liability of $3,750,000 and $14,374,999, respectively, in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash held in trust	$14,023,112	$—	$—	$14,023,112

Warrant derivative liability
Public Warrants	$2,000,000	$—	$—	$2,000,000
Sponsor Warrants	—	1,333,333	—	1,333,333
Total Warrant derivative liability	$2,000,000	$1,333,333	$—	$3,333,333

	Fair Value measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash held in trust	$13,850,950	$—	$—	$13,850,950

Warrant derivative liability
Public Warrants	$1,250,000	$—	$—	$1,250,000
Sponsor Warrants	—	833,333	—	833,333
Total Warrant derivative liability	$1,250,000	$833,333	$—	$2,083,333

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a Business Combination. We consummated our Public Offering on March 29, 2021. We intend to use the remaining cash proceeds from our Public Offering and the Private Placement described below to complete the Business Combination or redeem Public Shares. To complete a Business Combination, we may also use the cash proceeds from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We may incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to raise capital or to complete our initial Business Combination will be successful.

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

As of June 30, 2023, we had an unrestricted cash balance of $10,208, as well as cash and accrued interest held in the Trust Account of $14,023,112 with a negative working capital balance of $2,600,187. Our working capital needs were initially satisfied through the funds, held outside of the Trust Account, from the Public Offering and Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,250,000, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. As of June 30, 2023, $1,973,712 had been borrowed under the A&R Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Results of Operations

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and its Public Offering and search for a suitable Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the three months ended June 30, 2023 and 2022, we had net income of $10,260 and net income of $4,315,614, respectively. Net income for the three months ended June 30, 2023 included $88,051 of general and administrative costs related to on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by $158,311 in earnings on the Trust Account assets. Net income for the three months ended June 30, 2022, related to $402,949 of general and administrative costs for on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by a gain of $3,750,000 in the change in the fair value of the warrant derivative liability, $828,492 in earnings on the Trust Account assets and income tax benefit of $200,071.

For the six months ended June 30, 2023 and 2022, we had a net loss of $1,628,766 and net income of $14,488,249, respectively. The net loss for the six months ended June 30, 2023 included $430,928 in general and administrative costs related to on-going expenses as we search for a Business Combination and $120,000 in management fees, a loss on warrant derivative liability of $1,250,000, offset by $172,162 in earnings on the Trust Account assets. Net income for the six months ended June 30, 2022 included $803,136 of general and administrative costs related to on-going expenses as we search for a Business Combination and $120,000 in management fees, partially offset by $836,315 in earnings on the Trust Account assets, a gain on warrant derivative liability of $14,374,999 and income tax benefit of $200,071.

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

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Although, the Company’s Charter provides a minimum net tangible asset threshold of $5,000,001, the Company determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,357,537 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendment on December 20, 2022, continue to contain the redemption feature as defined in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on April 25, 2023.

Income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three months and six months ended June 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The income (loss) per common share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B shares of common stock. For the three months ended June 30, 2023 and 2022, the Company reported basic and diluted net loss per common share of $0.00 and net income per common share of $0.07, respectively. For the six months ended June 30, 2023 and 2022, the Company reported basic and diluted net loss per common share of $0.12 and net income per common share of $0.23, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023 and 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments and recording of accrued interest income. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of June 30, 2023, JUSH and TJF each owned 6,250,000 Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of June 30, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH entered into the A&R Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) September 29, 2023, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of June 30, 2023, the Company had borrowed $986,856 from each of TJF and JUSH, or $1,973,712 in the aggregate, under the A&R Convertible Notes.

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

Dated August 10, 2023