Form 10-Q
period 2023-09-30
Landcadia Holdings IV, Inc.
filed 2023-11-20
CIK 1844642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 15, 2023, 13,558,523 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

LANDCADIA HOLDINGS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LANDCADIA HOLDINGS IV, INC.

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$162,029	$1,557,716
Prepaid expenses	28,502	197,366
Total current assets	190,531	1,755,082

Cash held in trust account	11,050,470	13,850,950
Deferred tax asset	80,346	—
Total assets	$11,321,347	$15,606,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$882,596	$803,254
Notes payable, affiliates	2,273,712	1,573,712
Income tax payable	48,093	1,427,375
Total current liabilities	3,204,401	3,804,341

Warrant liability	2,916,667	2,083,333
Total liabilities	$6,121,068	$5,887,674
Commitments	—	—

Class A common stock subject to possible redemption, 1,058,523 shares at $10.44 per share and 1,357,537 shares at $10.20 per share at September 30, 2023 and December 31, 2022, respectively	$11,050,470	$13,850,950

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value, 240,000,000 shares authorized, -0- shares issued and outstanding (excluding 1,058,523 and 1,357,537 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	—	—
Class B common stock, $0.0001 par value, 60,000,000 shares authorized, 12,500,000 shares issued and outstanding	1,250	1,250
Accumulated deficit	(5,851,441)	(4,133,842)
Total stockholders’ deficit	(5,850,191)	(4,132,592)
Total liabilities and stockholders’ deficit	$11,321,347	$15,606,032

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expenses:
General and administrative expenses	$364,505	$380,650	$915,433	$1,303,786
Loss from operations	(364,505)	(380,650)	(915,433)	(1,303,786)
Other income (expense):
Interest income	161,768	2,592,257	333,930	3,428,572
Gain (loss) on warrant liability	416,666	3,541,667	(833,334)	17,916,666
Total income (expense)	578,434	6,133,924	(499,404)	21,345,238

Income (loss) before taxes	213,929	5,753,274	(1,414,837)	20,041,452
Tax benefit (provision)	4,365	(285,664)	4,365	(85,593)

Net income (loss)	$218,294	$5,467,610	$(1,410,472)	$19,955,859

Class A basic and diluted income (loss) per share:
Net income (loss) per share	$0.02	$0.09	$(0.10)	$0.32
Basic and diluted weighted average number of shares outstanding	1,344,536	50,000,000	1,353,156	50,000,000
Class B basic and diluted income (loss) per share:
Net income (loss) per share	$0.02	$0.09	$(0.10)	$0.32
Basic and diluted weighted average number of shares outstanding	12,500,000	12,500,000	12,500,000	12,500,000

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Class A common stock not		Class B common stock not
	subject to redemption		subject to redemption		Additional		Total
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	Stockholders’ Deficit
Balance, December 31, 2021	—	$—	12,500,000	$1,250	$—	$(38,987,117)	$(38,985,867)
Net income	—	—	—	—	—	10,172,635	10,172,635
Balance, March 31, 2022 (unaudited)	—	$—	12,500,000	$1,250	$—	$(28,814,482)	$(28,813,232)
Net income	—	—	—	—	—	4,315,614	4,315,614
Remeasurement of class A shares subject to redemption	—	—	—	—	—	(705,392)	(705,392)
Balance, June 30, 2022 (unaudited)	—	$—	12,500,000	$1,250	$—	$(25,204,260)	$(25,203,010)
Net income	—	—	—	—	—	5,467,610	5,467,610
Remeasurement of class A shares subject to redemption	—	—	—	—	—	(2,064,220)	(2,064,220)
Balance, September 30, 2022 (unaudited)	—	$—	12,500,000	$1,250	$—	$(21,800,870)	$(21,799,620)

Balance, December 31, 2022	—	$—	12,500,000	$1,250	$—	$(4,133,842)	$(4,132,592)
Net loss	—	—	—	—	—	(1,639,026)	(1,639,026)
Remeasurement of class A shares subject to redemption	—	—	—	—	—	(13,851)	(13,851)
Balance, March 31, 2023 (unaudited)	—	$—	12,500,000	$1,250	$—	$(5,786,719)	$(5,785,469)
Net income	—	—	—	—	—	10,260	10,260
Remeasurement of class A shares subject to redemption	—	—	—	—	—	(144,951)	(144,951)
Balance, June 30, 2023 (unaudited)	—	$—	12,500,000	$1,250	$—	$(5,921,410)	$(5,920,160)
Net income	—	—	—	—	—	218,294	218,294
Remeasurement of class A shares subject to redemption	—	—	—	—	—	(148,325)	(148,325)
Balance, September 30, 2023 (unaudited)	—	$—	12,500,000	$1,250	$—	$(5,851,441)	$(5,850,191)

The accompanying notes are an integral part of these unaudited financial statements.

LANDCADIA HOLDINGS IV, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(1,410,472)	$19,955,859
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Trust account interest income	(333,930)	(3,428,572)
Loss (Gain) on warrant liability	833,334	(17,916,666)
Deferred tax asset	(80,346)	(454,290)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	168,864	633,893
Increase (decrease) in accounts payable and accrued liabilities	79,342	(111,123)
Increase (decrease) in income taxes payable	(1,379,282)	539,883
Net cash provided by (used in) operating activities	$(2,122,490)	$(781,016)

Cash flows from investing activities:
Cash withdrawn from trust account for redemption payments	$3,107,608	$—
Cash withdrawn from trust account for tax payments	58,558	142,188
Cash deposited in trust account	(31,755)	—
Net cash provided by (used in) investing activities	$3,134,411	$142,188

Cash flows from financing activities:
Class A share redemptions	$(3,107,608)	$—
Proceeds from affiliate notes payable	700,000	650,000
Net cash provided by (used in) financing activities	$(2,407,608)	$650,000

Net increase (decrease) in cash and cash equivalents	$(1,395,687)	$11,172
Cash and cash equivalents at beginning of period	1,557,716	41,301
Cash and cash equivalents at end of period	$162,029	$52,473

Supplemental schedule of non-cash financing activities:
Remeasurement of class A common shares subject to redemption	$307,127	$2,769,612

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

All activity through September 30, 2023 relates to the Company’s formation and Public Offering, which is described below, and identifying a target company for a Business Combination.

Sponsors

The Company’s sponsors are TJF, LLC (“TJF”) and Jefferies Financial Group Inc. (“JFG” and together with TJF, the “Sponsors”). TJF is wholly owned by Tilman J. Fertitta, the Company’s Co-Chairman and Chief Executive Officer.

Liquidation and Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination before March 24, 2024, raises substantial doubt about its ability to continue as a going concern. If a Business Combination is not consummated by March 24, 2024, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2024.

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

On December 1, 2021, JFG contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares and 4,166,666 Sponsor Warrants to Jefferies US Holdings LLC ("JUSH"), a wholly owned subsidiary of Jefferies Group LLC. As of September 30, 2023, JUSH and TJF each owned 6,250,000 Class B Shares not subject to redemption and 4,166,666 Sponsor Warrants. On October 2, 2023, the Sponsors converted their Founder Shares into shares of Class A common stock on a one-to-one basis, subject to the same restrictions on redemption as when they were Founder Shares. See Notes 4 and 5.

The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2021. The Company consummated the Public Offering of 50,000,000 units (the “Units”), at $10.00 per

Unit on March 29, 2021, generating gross proceeds of $500,000,000. Each Unit consisted of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A common stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Simultaneously with the closing of the Public Offering, the Company consummated the $12,500,000 private placement (the “Private Placement“) of an aggregate of 8,333,333 private placement warrants (the “Sponsor Warrants”) at a price of $1.50 per Sponsor Warrant, generating proceeds of $12,500,000. The Public Warrants and the Sponsor Warrants were issued pursuant to a warrant agreement, dated March 24, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agreement"). Upon the closing of the Public Offering and Private Placement on March 29, 2021, $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the Sponsor Warrants in the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The underwriters did not exercise their option to purchase additional Units.

On December 22, 2022, the Company held a special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment (the "First Extension Amendment") to the Company’s second amended and restated certificate of incorporation (as amended, the “Charter”) to extend the date by which the Company must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 27, 2022, we filed the First Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders.

On September 22, 2023, the Company held a special meeting of the holders of the Public Warrants (the "Warrantholder Meeting") at which such Public Warrantholders approved an amendment to the Warrant Agreement to provide for the conversion of the Public Warrants into the right to receive $0.40 per Public Warrant, payable in cash or shares of the Company's Class A common stock (valued at $10.00 per share), at the sole discretion of the Company, upon the consummation of the Business Combination. On September 27, 2023, the Company held a special meeting of its stockholders (the "Second Special Meeting"), at which the Company's stockholders approved an amendment to the Company's Charter (the "Second Extension Amendment") to extend the date by which the Company must complete a Business Combination from September 29, 2023 to March 24, 2024. The stockholders further voted to amend the Charter to delete the limitation that the Company maintain a net tangible asset level of at least $5,000,001 and permit the holders of Founder Shares to convert the Founder Shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder, provided that such shares remain subject to the same restrictions on redemption. The Sponsors agreed to deposit into the Trust Account $0.03 per share of Class A common stock that remained outstanding and was not redeemed after the Second Special Meeting, on a monthly basis commencing on September 29, 2023 until a Business Combination is complete or until March 24, 2024. In connection with the Second Special Meeting, stockholders holding 299,014 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $3.1 million (or approximately $10.39 per shares) was removed from the Trust Account to pay such holders.

On May 10, 2021, the Company issued unsecured, convertible promissory notes (the “Convertible Notes”) to both TJF and JFG, pursuant to which the Company could borrow up to $750,000 from each of TJF and JFG, or an aggregate of $1,500,000, for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH amended and restated the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000 and on September 27, 2023, the Company, TJF and JUST amended and restated the Convertible Notes to extend the date Maturity Date (as defined below) to March 24, 2024 (the Convertible Notes, as amended and restated, the “A&R Convertible Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the earlier of (i) March 24, 2024 and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of September 30, 2023, the Company had borrowed $1,136,856 from each of TJF and JUSH, or $2,273,712 in the aggregate, under the A&R Convertible Notes. If we are required to seek additional capital, we would need to borrow additional funds from our Sponsors, management team, JUSH or other third parties to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination.

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

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations (less up to $100,000 interest to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Public Offering (“Public Shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by March 24, 2024 (within 36 months from the Public Offering) or to provide for redemption in connection with a Business Combination; or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by March 24, 2024, subject to applicable law. As of September 30, 2023, total assets held in trust were $11,050,470.

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

The Sponsors, the Company’s officers and directors and JUSH have entered into letter agreements with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination by March 24, 2024, or to provide for redemption in connection with a Business Combination and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination by March 24, 2024, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of the Business Combination.

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

The Company will have until March 24, 2024, to complete the Business Combination. If the Company does not complete the Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims to creditors and the requirements of other applicable law. The Sponsors, the Company’s officers and directors and JUSH have entered into letter agreements with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its Business Combination by March 24, 2024; however, the Sponsors, officers, directors and JUSH are entitled to liquidating distributions from the Trust Account with respect to Public Shares held by them if the Company does not complete the Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Pursuant to the letter agreements referenced above, the Sponsors, officers, directors and JUSH agreed that, if the Company submits the Business Combination to the Company’s stockholders for a vote, such parties will vote their Founder Shares and any Public Shares in favor of the Business Combination.

Liquidity and Capital Resources

As of September 30, 2023, we had an unrestricted cash balance of $162,029 as well as cash held in the Trust Account of $11,050,470 with a negative working capital balance of $3,013,870. Our working capital needs were initially satisfied through the funds held outside of the Trust Account from the Public Offering and the Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,250,000, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. As of September 30, 2023, we had borrowed an aggregate of $2,273,712 under the A&R Convertible Notes and Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

If the Company’s costs of identifying a target business, related due diligence and negotiating a Business Combination are more than have been estimated, the Company may have insufficient funds available to operate its business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. The Company has until March 24, 2024, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by that date, there will be a mandatory liquidation and subsequent dissolution.

Subsequent Events

We have evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. On October 2, 2023, the Sponsors converted their Founder Shares into shares of Class A common stock on a one-to-one basis, subject to the same restrictions on redemption as when they were Founder Shares. Other than the events disclosed, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, other than those included herein.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of equity instruments recorded as warrant liabilities.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be all short-term investments with an original maturity of three months or less when purchased. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

Fair Value of Financial Instruments

The Company classifies financial instruments under FASB ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are reported at fair value at each reporting period. Our financial instruments that are subject to fair value measurements consist of cash held in trust and warrant liability. The carrying value of the Company’s cash and cash equivalents, and accrued liabilities, approximates their fair value due to the short-term nature of such instruments. See Note 7 for further information.

Prepaid Expenses

As of September 30, 2023, prepaid expenses of $28,502 consisted of advanced payments to certain vendors. These prepayments will be utilized during 2023.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are $882,596 and $803,254 as of September 30, 2023, and December 31, 2022, respectively, and primarily consist of accrued legal fees that are contingent on a Business Combination and Delaware franchise tax expenses.

Warrant Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. At the inception of the warrants, we determined because the terms of the Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. On September 22, 2023, the Company amended the Warrant Agreement to provide for the conversion of all of the Company’s warrants, including the Public Warrants and Sponsor Warrants, into the right to receive $0.40 per warrant, payable in cash or shares of the Company’s Class A common stock (valued at $10.00 per share), at the discretion of the Company, in connection with the consummation of the Business Combination. The Company determined the amended Public Warrants should continue to be classified as a liability measured at fair value, with changes in the fair value reporting in earning each period. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the liabilities and resulting gains and losses on our statement of operations.

Income (loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. For the three and nine months ended September 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. Further, in accordance with FASB ASC 260, the income per share calculation reflects the effect of the stock splits as discussed in Note 3 for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common stock subject to redemption is as follows:

	Three months ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Net income (loss)	$21,393	$196,901	$4,374,088	$1,093,522

Basic and diluted weighted average number of shares	1,344,536	12,500,000	50,000,000	12,500,000
Basic and diluted income (loss) per share	$0.02	$0.02	$0.09	$0.09

	Nine months ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Net income (loss)	$(138,226)	$(1,272,246)	$15,964,687	$3,991,172

Basic and diluted weighted average number of shares	1,353,156	12,500,000	50,000,000	12,500,000
Basic and diluted income (loss) per share	$(0.10)	$(0.10)	$0.32	$0.32

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

There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by certain corporations. The Company recorded an expense of $31,076 in the three months ended September 30, 2023, related to the estimated excise tax on shares redeemed as a result of the Second Special Meeting and has agreed not use earnings from the trust account to pay any current, pending or future excise tax. The Company is still evaluating the impact of the excise tax imposed under the IR Act in relation to a Business Combination or future liquidation.

The effective tax rate was 1.8% and 0.3% for the three and nine months ended September 30, 2023 and 5.0% and 0.4% for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the statutory rate of 21.0% in all periods due to the non-taxable gain on warrant liability and the movement in the valuation allowance against deferred tax assets. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that it will more likely than not realize the benefit related to its deferred tax assets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3.     Stockholders’ Deficit

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of September 30, 2023, JUSH and TJF each owned 6,250,000 Founder Shares. On October 2, 2023, the Sponsors converted their Founder Shares into shares of Class A common stock on a one-to-one basis, subject to the same restrictions on redemption as when they were Founder Shares. Following these transactions, the Company had $11,000 in invested capital, or $0.00088 per share.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,058,523 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendments on September 27, 2023 and December 20, 2022, continue to contain the redemption feature as defined in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on April 25, 2023.

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

On September 22, 2023, the Company amended the Warrant Agreement to provide for the conversion of all of the Company’s warrants, including the Public Warrants and Sponsor Warrants, into the right to receive $0.40 per warrant, payable in cash or shares of the Company’s Class A common stock (valued at $10.00 per share), at the discretion of the Company, in connection with the consummation of the Business Combination. However, if the Company does not complete the Business Combination on or prior to March 24, 2024, the Public Warrants will expire at the end of such period. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors, JUSH or their affiliates, without taking into account any Founder Shares held by the Sponsors, JUSH or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A common stock during the twenty (20) trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00”) and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price (See “—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”).

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

When issued, the Founder Shares were automatically convertible into shares of Class A common stock concurrently with or immediately following the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment for certain issuances in connection with the Business Combination; provided that such conversion of Founder Shares would never occur on a less than one-for-one basis. On September 27, 2023, at the Company’s Second Special Meeting, stockholders voted to permit the holders of Founder Shares to convert the Founder Shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder, provided that such shares remain subject to the same redemption restrictions established when they were Class B shares. On October 2, 2023, the Sponsors elected to convert all of their Founder Shares on a one-for-one basis into shares of Class A common stock. See Notes 1 and 3 for further information.

Sponsor Warrants

In conjunction with the Public Offering that closed on March 29, 2021, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. A portion of the purchase price of the Sponsor Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $500,000,000 was placed in the Trust Account. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of September 30, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

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

On September 22, 2023, the Company amended the Warrant Agreement to provide for the conversion of all of the Company's warrants, including the Sponsor Warrants, into the right to receive $0.40 per warrant, payable in cash or shares of the Company's Class A common stock (valued at $10.00 per share), at the discretion of the Company, in connection with the consummation of the Business Combination.

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

Administrative Services Agreement

The Company entered into an administrative services agreement in which we will pay Fertitta Entertainment, Inc., (an affiliate of TJF) for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month commencing on the date of effectiveness of the Public Offering and ending on the earlier of the completion of a Business Combination or the Company’s liquidation. The Company has recorded administrative services fees of $60,000 and $180,000 for the three and nine months ended September 30, 2023 and 2022, respectively.

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

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022, on March 28, 2023 and subsequently on September 27, 2023, the Company, TJF and JUSH increased the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000 (the “A&R Converitble Notes”). All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i) March 24, 2024, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. See Note 4 for terms of the warrants. As of September 30, 2023, the Company had borrowed $1,136,856 from each of TJF and JUSH, or $2,273,712 in the aggregate, under the A&R Convertible Notes. As of December 31, 2022, the Company had borrowed $786,856 from each of TJF and JUSH, or $1,573,712 in the aggregate, under the A&R Convertible Notes.

6.     Warrant Liabilities

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. At the inception of the warrants, we determined because the terms of the Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as a derivative liability measured at fair value, with changes in fair value each period reported in earnings. On September 22, 2023, the Company amended the Warrant Agreement to provide for the conversion of all of the Company’s warrants, including the 12,500,000 Public Warrants issued as part of the units in the Company’s Public Offering and the Sponsor Warrants, into the right to receive $0.40 per warrant, payable in cash or shares of the Company’s Class A common stock (valued at $10.00 per share), at the discretion of the Company, in connection with the consummation of the Business Combination. The revised Public Warrants were re-evaluated using FASB ASC 815-40 and we determined, consistent with previous accounting, it is most appropriate to classify the revised Public Warrants as a liability. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the warrants and resulting gains and losses on our statement of operations.

In conjunction with our Public Offering, which closed March 29, 2021, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-fourth of one redeemable Public Warrant and simultaneously, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per warrant ($12,500,000 in the aggregate) in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of September 30, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants. However, if the Company does not complete the Business Combination on or prior to March 24, 2024, the warrants will expire at the end of such period.

As of September 30, 2023, 12,500,000 Public Warrants and 8,333,333 Sponsor Warrants are outstanding. The Sponsor Warrants (including the Class A common stock issuable upon exercise of the Sponsor Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination and they are non-redeemable so long as they are held by the Sponsors, JUSH or their permitted transferees. If the Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will become Public Warrants. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the Public Warrants. If the Company does not complete the Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants held by TJF and JUSH will expire worthless. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a liability measured at fair value.

As of September 30, 2023, the value of our Public Warrants and Sponsor Warrants were $1,750,000 and $1,166,667, respectively. For the three and nine months ended September 30, 2023, we recorded a gain related to the change in fair value of the warrant liability of $416,666 and a loss of $833,334, respectively. In the three and nine months ended September 30, 2022 we recorded a gain related to the change in fair value of warrant liability of $3,541,667 and $17,916,666, respectively, in other income and expense on our statement of operations.

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

The following table presents the Company’s assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value measured as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash held in trust	$11,050,470	$—	$—	$11,050,470

Warrant liability
Public Warrants	$1,750,000	$—	$—	$1,750,000
Sponsor Warrants	—	1,166,667	—	1,166,667
Total Warrant liability	$1,750,000	$1,166,667	$—	$2,916,667

	Fair Value measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash held in trust	$13,850,950	$—	$—	$13,850,950

Warrant liability
Public Warrants	$1,250,000	$—	$—	$1,250,000
Sponsor Warrants	—	833,333	—	833,333
Total Warrant liability	$1,250,000	$833,333	$—	$2,083,333

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

The Company’s management team is led by Tilman Fertitta, our Co-Chairman and Chief Executive Officer, and Richard Handler, our Co-Chairman and President. Mr. Fertitta is the sole shareholder of TJF, LLC (“TJF”) and Mr. Handler is the Chief Executive Officer of Jefferies Financial Group Inc. (“JFG”), a global investment banking firm. The Company’s sponsors are TJF and JFG (collectively, the “Sponsors”).

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

On December 22, 2022, we held a special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) at which our stockholders approved an amendment (the “First Extension Amendment”) to our second amended and restated certificate of incorporation (as amended, the “Charter”) to extend the date by which we must complete a Business Combination from March 29, 2023 to September 29, 2023. On December 23, 2022, the underwriters waived any entitlement to the Deferred Discount in respect of any Business Combination. On December 27, 2022, we filed the First Extension Amendment with the Secretary of State of the State of Delaware. In connection with the Special Meeting, stockholders holding 48,642,463 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of December 20, 2022, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $492.2 million (approximately $10.12 per share) was removed from the Trust Account to pay such holders.

On September 22, 2023, the Company held a special meeting of the holders of the Public Warrants (the “Warrantholder Meeting”) at which such Public Warrantholders approved an amendment to the Warrant Agreement to provide for the conversion of the Public Warrants into the right to receive $0.40 per Public Warrant, payable in cash or shares of the Company’s Class A common stock (valued at $10.00 per share), at the sole discretion of the Company, upon the consummation of the Business Combination. On September 27, 2023, the Company held a special meeting of its stockholders (the “Second Special Meeting”), at which the Company’s stockholders approved an amendment to the Company’s Charter (the “Second Extension Amendment”) to extend the date by which the Company must complete a Business Combination from September 29, 2023 to March 24, 2024. The stockholders further voted to amend the Charter to delete the limitation that the Company maintain a net tangible asset level of at least $5,000,001 and permit the holders of Founder Shares to convert the Founder Shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder, provided that such shares remain subject to the same restrictions on redemption. The Sponsors agreed to deposit into the Trust Account $0.03 per share of Class A common stock that remained outstanding and was not redeemed after the Second Special Meeting, on a monthly basis commencing on September 29, 2023 until a Business Combination is complete or until March 24, 2024. In connection with the Second Special Meeting, stockholders holding 299,014 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $3.1 million (approximately $10.39 per shares) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 13,558,523 shares of common stock outstanding, which includes 1,058,523 shares of Class A common stock subject to redemption.

As of September 30, 2023, we had an unrestricted cash balance of $162,029, as well as cash and accrued interest held in the Trust Account of $11,050,470 with a negative working capital balance of $3,013,870. Our working capital needs were initially satisfied through the funds, held outside of the Trust Account, from the Public Offering and Private Placement. Interest on funds held in the Trust Account may be used to pay income taxes and franchise taxes, if any. Further, TJF and JUSH have each agreed, pursuant to the A&R Convertible Notes, to loan us up to $1,250,000, or an aggregate of $2,500,000, as may be required for ongoing business expenses and the Business Combination. As of September 30, 2023, $2,273,712 had been borrowed under the A&R Convertible Notes. TJF and JUSH each have the option to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants at a price of $1.50 per warrant which would be identical to the Sponsor Warrants.

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination before March 24, 2024, raises substantial doubt about our ability to continue as a going concern. If a Business Combination is not consummated by March 24, 2024, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 24, 2024.

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

For the three months ended September 30, 2023 and 2022, we had net income of $218,294 and net income of $5,467,610, respectively. Net income for the three months ended September 30, 2023 included $304,505 of general and administrative costs related to on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by a gain of $416,666 in the change in fair value of the warrant liability, $161,768 in earnings on the Trust Account assets and income tax benefit of $4,365. Net income for the three months ended September 30, 2022, related to $320,650 of general and administrative costs for on-going expenses as we search for a Business Combination and $60,000 in management fees, offset by a gain of $3,541,667 in the change in the fair value of the warrant liability, $2,592,257 in earnings on the Trust Account assets and income tax provision of $285,664.

For the nine months ended September 30, 2023 and 2022, we had a net loss of $1,410,472 and net income of $19,955,859, respectively. The net loss for the nine months ended September 30, 2023 included $735,433 in general and administrative costs related to on-going expenses as we search for a Business Combination and $180,000 in management fees, a loss on warrant liability of $833,334, offset by $333,930 in earnings on the Trust Account assets and income tax benefit of $4,365. Net income for the nine months ended September 30, 2022 included $1,123,786 of general and administrative costs related to on-going expenses as we search for a Business Combination and $180,000 in management fees, partially offset by $3,428,572 in earnings on the Trust Account assets, a gain on warrant liability of $17,916,666 and income tax provision of $85,593.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. At the inception of the warrants, we determined because the terms of the Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Sponsor Warrants are held by someone other than the Sponsors, JUSH or their permitted transferees, the Sponsor Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Sponsor Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. On September 22, 2023, the Company amended the Warrant Agreement to provide for the conversion of all the Company’s warrants , including the 12,500,000 Public Warrants issued as part of the units in the Company’s Public Offering and the Sponsor Warrants, into the right to receive $0.40 per warrant, payable in cash or shares of Class A common stock (valued at $10.00 per share), at the discretion of the Company, in connection with the consummation of the Business Combination. The revised Public Warrants were re-evaluated using FASB ASC 815-40 and we determined, consistent with previous accounting, it is most appropriate to classify the warrants as a liability. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the warrants and resulting gains and losses on our statement of operations.

Redeemable Shares

All of the 50,000,000 Public Shares sold as part of the Public Offering contained a redemption feature as defined in the Public Offering. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company determined all of the 50,000,000 Public Shares should be included in temporary equity, classified outside of permanent equity, regardless of the minimum net tangible assets required by the Company’s Charter. The 1,058,523 Public Shares that remain outstanding following the redemptions in connection with our adoption of the Extension Amendments on September 27, 2023 and December 20, 2022, continue to contain the redemption feature as defined in our Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on April 25, 2023.

Income (loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-oe basis. For the three months and nine months ended September 30, 2023 and 2022, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted income per common share is the same as basic income per common share for all periods presented. The income per share calculation allocated income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B shares of common stock. For the three months ended September 30, 2023 and 2022, the Company reported basic and diluted net income per common share of $0.02 and $0.09, respectively. For the nine months ended September 30, 2023 and 2022, the Company reported basic and diluted net loss per common share of $0.10 and net income per common share of $0.32, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023 and 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, reporting of equity conversions and accrued interest income. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks set forth below and any of the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 25, 2023. Any of such factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Upon the consumamation of a Business Combination, our warrants will be converted into the right to receive $0.40 per warrant, payable in cash or shares of Class A common stock (valued at $10.00 per share), at our discretion.

We issued warrants to purchase 12,500,000 shares of our Class A common stock as part of the Units offered in the Public Offering, and we issued 8,333,333 Sponsor Warrants in the Private Placement. Each warrant was exercisable to purchase one share of Class A common stock at $11.50 per share beginning on the later of: (i) the date that is thirty (30) days after the first date on which we complete a Business Combination, or (ii) the date that is twelve (12) months from the date of the closing of the Public Offering and ending on the fifth anniversary of the date on which we complete a Business Combination, unless earlier redeemed or terminated in accordance with the terms of the Warrant Agreement. On September 22, 2023, the Company held the Warrantholder Meeting at which such Public Warrantholders approved an amendment to the Warrant Agreement to provide for the conversion of the Public Warrants into the right to receive $0.40 per Public Warrant, payable in cash or shares of the Company’s Class A common stock (valued at $10.00 per share), at the sole discretion of the Company, upon the consummation of the Business Combination. The holders of the Sponsor Warrants consented to the same amendment. As a result, warrant holders will not have the opportunity to retain their warrants following a Business Combination, even though they might otherwise wish to continue to hold their warrants. Further, the value that warrant holders will be entitled to receive (i) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the full value of the warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 13, 2020, JFG purchased 100% of the membership interest in the Company for $1,000. On January 28, 2021, the Company was converted from a limited liability company to a corporation and issued 5,727,000 Founder Shares in lieu of membership rights to its member. Then on February 2, 2021, the Company completed a 1:1.25 stock split of all Founder Shares, resulting in total shares issued and outstanding of 7,187,500, all owned by JFG. On February 5, 2021, we issued 7,187,500 Founder Shares to TJF for $10,000. The total number of authorized shares of all classes of capital stock is 301,000,000, of which 240,000,000 shares are Class A shares at par value $0.0001 per share; 60,000,000 shares are Class B shares at par value $0.0001 per share; and 1,000,000 shares are preferred stock at par value $0.0001 per share. An aggregate of 1,875,000 Founder Shares were forfeited because the underwriters did not exercise their over-allotment option. On December 1, 2021, JFG contributed all 6,250,000 Founder Shares held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 6,250,000 Founder Shares to JUSH, a wholly owned subsidiary of Jefferies Group LLC. As of September 30, 2023, JUSH and TJF each owned 6,250,000 Founder Shares. On October 2, 2023, the Sponsors converted their Founder Shares into shares of Class A common stock on a one-to-one basis,subject to the same restrictions on redemption as when they were Founder Shares.

Simultaneously with the closing of the Public Offering, the Sponsors purchased an aggregate of 8,333,333 Sponsor Warrants at a price of $1.50 per Sponsor Warrant for an aggregate purchase price of $12,500,000 in the Private Placement. On December 1, 2021, JFG contributed all 4,166,666 Sponsor Warrants held by it to Jefferies Group LLC, a wholly-owned subsidiary of JFG. Immediately thereafter, Jefferies Group LLC contributed all 4,166,666 Sponsor Warrants to JUSH, a wholly-owned subsidiary of Jefferies Group LLC. As of September 30, 2023, JUSH and TJF each owned 4,166,666 Sponsor Warrants.

On May 10, 2021, the Company issued the Convertible Notes to the Sponsors, pursuant to which the Company could borrow up to $750,000 from each Sponsor, or an aggregate of $1,500,000, for ongoing business expenses and the Business Combination. On December 1, 2021, JFG assigned all of its rights and obligations under the Convertible Notes to Jefferies Group LLC, and Jefferies Group LLC immediately transferred all of its rights and obligations under the Convertible Notes to JUSH. On July 22, 2022 and subsequently on March 28, 2023, the Company, TJF and JUSH entered into the Convertible Notes to increase the maximum amount the Company may borrow from each of TJF and JUSH to $1,250,000, or an aggregate of $2,500,000. On September 27, 2023, the Company TJF and JUSH entered into the A&R Convertible Notes to extend the Maturity Date to March 24, 2024. All unpaid principal under the A&R Convertible Notes will be due and payable in full on the Maturity Date, which is the earlier of (i)March 24, 2024, or (ii) the effective date of our Business Combination. TJF and JUSH each have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under their respective A&R Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the Sponsor Warrants sold concurrently with the Company’s Public Offering. As of September 30, 2023, the Company had borrowed $1,136,856 from each of TJF and JUSH, or $2,273,712 in the aggregate, under the A&R Convertible Notes.

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

On September 22, 2023, the Company held a special meeting of the holders of the Public Warrants (the “Warrantholder Meeting”) at which such Public Warrantholders approved an amendment to the Warrant Agreement to provide for the conversion of the Public Warrants into the right to receive $0.40 per Public Warrant, payable in cash or shares of the Company’s Class A common stock (valued at $10.00 per share), at the sole discretion of the Company, upon the consummation of the Business Combination. On September 27, 2023, the Company held a special meeting of its stockholders (the “Second Special Meeting”), at which the Company’s stockholders approved an amendment to the Company’s Charter (the “Second Extension Amendment”) to extend the date by which the Company must complete a Business Combination from September 29, 2023 to March 24, 2024. The stockholders further voted to amend the Charter to delete the limitation that the Company maintain a net tangible asset level of at least $5,000,001 and permit the holders of Founder Shares to convert the Founder Shares into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder, provided that such shares remain subject to the same restrictions on redemption. The Sponsors agreed to deposit into the Trust Account $0.03 per share of Class A common stock that remained outstanding and was not redeemed after the Second Special Meeting, on a monthly basis commencing on September 29, 2023 until a Business Combination is complete or until March 24, 2024. In connection with the Second Special Meeting, stockholders holding 299,014 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $3.1 million (approximately $10.39 per shares) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 13,558,523 shares of common stock outstanding, which includes 1,058,523 shares of Class A common stock subject to redemption.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Registrant’s Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Landcadia Holdings IV, Inc.’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on September 28, 2023).

4.1

Amendment No. 1 to Warrant Agreement, dated as of September 22, 2023, by and between Landcadia Holdings IV, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Landcadia Holdings IV, Inc.’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on September 28, 2023).

10.1

Third Amended and Restated Convertible Promissory Note, dated as of September 27, 2023, issued to Jefferies US Holdings LLC (incorporated by reference to Exhibit 10.1 to Landcadia Holdings IV, Inc.’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on September 28, 2023).

10.2

Third Amended and Restated Convertible Promissory Note, dated as of September 27, 2023, issued to TJF, LLC (incorporated by reference to Exhibit 10.2 to Landcadia Holdings IV, Inc.’s Current Report on Form 8-K (File No. 001-40283), filed with the SEC on September 28, 2023).

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

Dated November 17, 2023